Form 10-K
period 2021-12-31
Arcellx, Inc.
filed 2022-03-24
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41259

(Exact name of Registrant as specified in its Charter)

Delaware	47-2855917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 West Watkins Mill Road, Suite A Gaithersburg, MD 20878	20878
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 327-0603

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ACLX	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2022 was 35,736,584.

“Arcellx,” “we,” “us,” “our,” or “the Company” as used in this Annual Report on Form 10-K refer to Arcellx, Inc. and, where appropriate, our subsidiary, Subdomain, LLC.

Special note regarding forward-looking statements

This Annual Report on Form 10-K, including the descriptions of our Business set forth in Part I, Item 1, our Risk Factors set forth in Part I, Item 1A, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7, contains forward-looking statements. Forward-looking statements are not purely historical and may be accompanied by words such as “anticipates,” “may,” “forecasts,” “expects,” “intends,” “plans,” “potentially,” “believes,” “seeks,” “estimates,” and other words and terms of similar meaning. Such statements may relate to:

•
our expectations regarding the amount of, timing of, and trends with respect to our financial performance, including revenues, costs and expenses, and other gains and losses;
•
Any our expectations regarding clinical trials, including expectations for patient enrollment, development timelines, the expected timing of data from our ongoing and planned clinical trials, and regulatory authority filings and other submissions for our therapies;
•
our ability to maintain and obtain adequate reimbursement for our products, our ability to launch, commercialize and market our products or any of our other therapies for which we obtain regulatory approval and our ability to obtain label expansions for existing therapies;

i

•
the data that will be generated by ongoing and planned clinical trials and the ability to use that data to advance compounds, continue development or support regulatory filings;
•
our beliefs regarding the support provided by clinical trials and preclinical and nonclinical studies of our therapies for further investigation, clinical trials or potential use as a treatment;
•
our plans to continue investing in our research and development programs, including anticipated timelines for our programs, and our strategy to develop our pipeline programs, alone or with third party-collaborators;
•
our beliefs regarding the approximate patient populations for the disease areas on which we focus;
•
the potential benefits and therapeutic scope of our acquisitions and collaborations;
•
the establishment, development and maintenance of collaborative relationships, including potential milestone payments or other obligations;
•
potential business development activities, including the identification of potential collaborative partners or acquisition targets;
•
our ability to expand and protect our intellectual property portfolio and otherwise maintain exclusive rights to products;
•
potential fluctuations in foreign currency exchange rates and the effectiveness of our foreign currency management program;
•
our expectations regarding our provision for or benefit from income taxes and the utilization of our deferred tax assets;
•
our ability to use our research programs to identify and develop new product candidates to address serious diseases and significant unmet medical needs;
•
our plans to expand, strengthen, and invest in our global supply chains and manufacturing infrastructure and capabilities, including for cell and gene therapies;
•
our ability to attract and retain skilled personnel;
•
our expectations involving governmental cost containment and other regulatory efforts;
•
our expectations surrounding the competitive landscape facing our products and product candidates;
•
our expectations regarding the effect of the COVID-19 pandemic on, among other things, our financial performance, liquidity, business and operations, including manufacturing, supply chain, research and development activities and pipeline programs; and
•
our liquidity and our expectations regarding the possibility of raising additional capital.

Forward-looking statements are subject to certain risks, uncertainties, or other factors that are difficult to predict and could cause actual events or results to differ materially from those indicated in any such statements. These risks, uncertainties, and other factors include, but are not limited to, those described in our Risk Factors, set forth in Part I, Item 1A, and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (SEC).

Any such forward-looking statements are made on the basis of our views and assumptions as of the date of the filing and are not estimates of future performance. Except as required by law, we undertake no obligation to publicly update any forward-looking statements. The reader is cautioned not to place undue reliance on any such statements.

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company reimagining cell therapy through the development of innovative immunotherapies for patients with cancer and other incurable diseases. We believe cell therapies are one of the forward pillars of medicine, and our mission is to advance humanity by engineering cell therapies that are safer, more effective and more broadly accessible. Though cell therapies have shown benefits to date, cell therapies have historically been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional Chimeric Antigen Receptor T cells (CAR-Ts). Existing cell therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can overcome these limitations by engineering a new class of D-Domain powered autologous and allogeneic CAR-Ts, including classical single infusion CAR-Ts called ddCARs and dosable and controllable universal CAR-Ts called ARC-SparX, to address hematologic cancers, solid tumors, and indications outside of oncology, such as autoimmune diseases.

Our lead ddCAR product candidate, CART-ddBCMA, is in Phase 1 clinical development for the treatment of patients with relapsed or refractory (r/r) multiple myeloma (MM). Preliminary results from the trial have demonstrated that D-Domains can potentially provide meaningful clinical benefits. We plan to initiate additional trials of CART-ddBCMA, including iMMagine, our Phase 2 pivotal trial for treatment of r/r MM, in late 2022 as well as expansion trials for earlier lines of therapy. We are also advancing our novel ARC-SparX programs, ACLX-001 in r/r MM and ACLX-002 and ACLX-003 in r/r acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS). We plan to initiate Phase 1 clinical trials for ACLX-001 and ACLX-002 in 2022 and a Phase 1 clinical trial for ACLX-003 in 2024. We are also exploring indications in solid tumors, as well as integrating AI-powered discovery and computational tools to expand the applicability of our platforms.

Our D-Domain platform consists of structurally unique binders that are small and stable. They can be consistently manufactured and easily modified to generate diverse libraries of proprietary target-binding domains. The small size and structure of our D-Domain binders compared to other antigen binding domains used in CAR constructs, such as scFvs, are illustrated above. The D-Domain platform enables us to make a range of CAR-T therapies, including ddCARs and ARC-SparX, tailored to the complexities of cancer. In our preclinical studies of CARs with D-Domains and scFvs, we have demonstrated that the D-Domains result in higher transduction efficiency, higher surface expression, and lower tonic signaling relative to scFvs, which we believe can lead to cell therapies with improved therapeutic benefit and reduced toxicity.

At the 2021 Annual Meeting of the American Society of Hematology (ASH), we announced positive preliminary results for the first 24 patients dosed in our ongoing Phase 1 clinical trial for CART-ddBCMA for the treatment of r/r MM. As of the November 4, 2021 data cutoff date, of the 24 patients who had been dosed, 22 were evaluable for safety analysis and 19 were evaluable for efficacy analysis, based on follow-up of at least 1 and 3 months, respectively, following treatment using the 2016 International Myeloma Working Group (IMWG) uniform response criteria for MM. These evaluable patients comprised the dose escalation cohorts for the first dose level (DL1) (n=6) and the second dose level (DL2) (n=6) and a dose expansion cohort of DL1 (safety n=10, efficacy n=7).

Key highlights from the data presented are as follows:

•
All 19 patients responded for a 100% overall response rate (ORR), of which 13 patients (68%) achieved complete response (CR) or stringent complete response (sCR) and an additional 3 patients (16%) achieved very good partial response (VGPR);
•
16 of 19 patients (84%) had ongoing responses with the longest response over 21 months; and
•
Only 1 of 22 patients (5%) and 2 of 22 patients (9%) patients experienced grade 3 cytokine release syndrome (CRS) or immune effector cell-associated neurotoxicity syndrome (ICANS), respectively; no patients experienced greater than grade 3 CRS or ICANS; and all CRS and ICANS incidents resolved using standard interventions.

Seventeen of the 19 patients (89%) who were evaluable for cytogenetics had high-risk features. The population received an average of five prior lines of therapy (with all patients having completed at least three prior lines). Nine out of 24 patients (38%) had extramedullary disease (EMD), a condition in which myeloma cells form tumors outside the bone marrow, involving one or more organs, including the liver, lymph nodes, skin, lungs, and central nervous system. EMD is associated with worse prognosis, and patients with EMD have been reported to experience lower CR rates and shorter duration of response (DOR) in clinical trials of other BCMA-targeting CAR-T therapies than non-EMD patients. Ten of 24 (42%) patients had greater than 50% bone marrow plasma cells (BMPC), which are the malignant cells that cause multiple myeloma. Patients with high numbers of BMPC are considered to have increased tumor burden, which has been associated with poor prognosis in MM clinical trials and observational studies. We believe these preliminary positive results in an enrolled population with poor prognostic indicators not only reflect the potential benefit of the D-Domain, but also demonstrate the potential for CART-ddBCMA to become a best-in-class treatment for patients suffering from r/r MM, including those with EMD.

MM is the third most common hematological malignancy in the United States and Europe, with approximately 35,000 new cases diagnosed per year in the United States. Although changes in the treatment landscape for MM have increased the rates of and depth of response, there is currently no cure, whether approved or in clinical development, for MM and patients typically have a life expectancy of approximately five years. In 2020, the size of the global MM market was approximately $18 billion. We estimate the current total addressable CAR-T market for r/r MM to be approximately $10 billion based on the number of patients who are receiving third line treatments and beyond.

We are preparing to initiate our iMMagine Phase 2 pivotal trial of CART-ddBCMA in r/r MM by the end of 2022, and if successful, intend to submit a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA). We also intend to rapidly pursue clinical development of CART-ddBCMA in earlier lines of therapy through our iMMagine-2 clinical trial.

ARC-SparX are adaptable versions of ddCARs where the antigen-targeting region is located on a SparX protein that can be dosed separately from the ARC-T cells, our proprietary D-Domain based universal CAR-T cells that are designed to activate only when bound to a SparX protein that is bound to an antigen on a cell. We believe that controlling ARC-T activation with SparX protein effectively separates the antigen-recognition and killing functions, which allows us to reduce toxicities. Our preclinical studies of our ARC-SparX product candidates have demonstrated that ARC-T cells can be activated by different SparX proteins that target different antigens, suggesting that ARC-SparX can potentially address antigen heterogeneity, and thereby address some harder to treat indications.

We plan to initiate a Phase 1 clinical trial of ACLX-001, the first product candidate developed under our ARC-SparX platform, for the treatment of r/r MM in the first half of 2022. ACLX-001 is immunotherapeutic combination composed of our ARC-T cells and SparX proteins that target BCMA. This trial is intended to establish an ARC-SparX dosing regimen and prepare for ARC-SparX trials in expanded indications. Our lead ARC-SparX indication is AML/MDS, for which we have multiple SparX in development targeting different antigens. We plan to initiate the Phase 1 clinical trial for ACLX-002, an ARC-SparX product candidate targeting CD123, for the treatment of AML/MDS in the second half of 2022 and plan to initiate a Phase 1 clinical trial for ACLX-003, an ARC-SparX product candidate directed at another antigen associated with AML/MDS in 2024.

We have built a broad and scalable pipeline that has positioned us to capitalize on the potential of our proprietary platform technologies and achieve long-term growth and sustainability within the field of cell therapy. We believe our therapeutic approaches, ddCAR and ARC-SparX, will enable us to select mechanisms that are most appropriate for each target and indication we may choose to pursue based on underlying disease biology and patient need, such as in solid tumors, including small cell lung cancer (SCLC) and hepatocellular carcinoma (HCC).

We have worldwide rights to all of our programs and have summarized our preclinical and clinical programs in the pipeline chart below:

Our D-Domain platform has broad potential utility for additional cell modalities, targets, therapeutic areas and applications and we plan to expand our pipeline beyond hematologic and solid cancers to autoimmune disease, as well as to allogeneic cell types.

The foundation of our competitive advantage is our proprietary technology, clinical evidence, track record of execution, manufacturing success, and assembly of a proven management team. We believe these advantages position us to achieve significant market share in a large and attractive market and to ultimately transform the cell therapy market, contributing to a significant advancement in medicine.

Our Team

Our team and culture are critical to realizing our vision of reimagining cell therapy as one of the future pillars of medicine.

We are led by a diverse team of executives with significant experience in business, discovery, development, manufacturing, and commercialization of differentiated and novel therapies specifically in the fields of oncology, cell therapy and rare diseases. Rami Elghandour, our Chairman and Chief Executive Officer, previously served as President and Chief Executive Officer at Nevro where he grew the company from a small private company to a publicly traded commercial organization with nearly $400 million in revenue. Prior to Nevro, Mr. Elghandour was an investor with Johnson & Johnson Development Corporation where he led several investments, including Nevro’s Series B financing. Our Chief Medical Officer, Christopher Heery, M.D., an oncologist by training, was the former Head of Clinical Trials Group for the Laboratory of Tumor Immunology and Biology at the National Cancer Institute, and previously served as Chief Medical Officer at Precision Biosciences and Bavarian Nordic. Our Chief Scientific Officer, David Tice, Ph.D., has over 20 years of biopharmaceutical research and drug development experience in oncology including 18 years at MedImmune, the global biologics research and development unit of AstraZeneca.

We have attracted a diverse and talented group of innovators and company builders to help us execute our strategy and to build a transformative cell therapy platform company. Collectively, we are driven by our shared purpose and our values.

As of December 31, 2021, we had 78 employees and are committed to continuing to build and maintain a diverse and inclusive organization. We believe focusing on diversity and inclusion is not only the right thing to do but is also a competitive advantage. We are purposeful in our efforts to seek and retain top diverse talent from underrepresented groups as reflected throughout our organization:

•
Executives: 29% female; 36% diverse (defined as racial & ethnic representation);
•
Managers and senior scientists with managerial responsibilities: 32% female; 45% diverse; and
•
Professionals and individual contributor scientific roles: 71% female; 49% diverse.

Our commitment to diversity doesn’t stop within the walls of our organization. With our mission of advancing humanity, we believe in equitable access to healthcare. Inclusive research programs that encompass real-world patient populations can contribute to addressing racial inequality in healthcare. We are dedicated to expanding representation within our clinical trials.

We also believe deeply in corporate social responsibility and being conscious stewards in our society. We are devoted to leveraging our science to make a positive impact for the patient and local communities we serve. As our organization expands, we intend to grow our community involvement and outreach efforts, and establish our corporate brand as a force for good through corporate philanthropic, patient advocacy, and employee volunteerism.

Our Strategy

Our mission is to advance humanity by engineering cell therapies that are safer, more effective, and more broadly accessible. Our strategy to achieve this patient-centric goal is as follows:

•
Advance CART-ddBCMA to treat r/r MM patients in the United States and abroad: Based on the currently available results of our Phase 1 trial, we believe we have demonstrated that CART-ddBCMA can deliver deep and durable anti-tumor responses for r/r MM patients. We plan to initiate a Phase 2 pivotal trial in late 2022. We also intend to rapidly pursue clinical development of CART-ddBCMA in earlier lines of therapy and plan to initiate clinical trials of CART-ddBCMA in other key geographies, such as Europe and Asia, in order to gain significant market share in the existing $18 billion global MM market.
•
Develop comprehensive ARC-SparX AML/MDS program: Our strategy is to build a comprehensive AML/MDS CAR-T solution with development of various SparX proteins for personalized therapy tailored to the molecular profile of each AML/MDS patient’s disease. We believe AML/MDS is particularly well suited to the ARC-SparX approach given the heterogeneity of AML/MDS antigen targets and the high unmet need of the indication. We plan to initiate the Phase 1 clinical trial for ACLX-002, an ARC-SparX product candidate targeting CD123, for the treatment of AML/MDS in the second half of 2022 and plan to initiate a Phase 1 clinical trial for ACLX-003, an ARC-SparX product candidate directed at another antigen associated with AML/MDS in 2024.
•
Expand our pipeline to select solid tumor indications: As we validate the benefits of our D-Domain technology through our ddCAR and ARC-SparX platforms, we plan to diversify development programs beyond hematologic tumors to solid tumors. We believe this combination of therapeutic platforms will allow us to select mechanisms that are most appropriate for each target and indication we choose to pursue based on underlying disease biology and patient need. We continue to invest in solid tumor programs, including SCLC and HCC.
•
Apply our D-Domain technology outside of autologous CAR-T solutions: Since D-Domain binders can be applied across cell modalities, we plan to expand beyond autologous T cells into healthy donor- and/or iPSC-derived allogeneic T cells, as well as other cell types such as natural killer (NK) cells. At the same time, we intend to expand our discovery efforts to generate D-Domain binders against additional targets which can then be deployed across either or both of our ddCAR or ARC-SparX platforms as well as any of the cell types we are pursuing. Ultimately, we hope to develop multiple therapeutic options incorporating different mechanisms, cell modalities, and targets to treat hematologic cancers, solid tumors, and indications outside of oncology, such as autoimmune diseases.
•
Enable greater access to CAR-T therapy through clinical studies in broader patient populations that support improved market access: Initial studies in CAR-T have focused on demonstrating efficacy in patients refractory to multiple lines of therapies, resulting in approval and utilization in a limited segment of patients with late-stage disease. We intend to run clinical trials demonstrating the benefit of CAR-T as an earlier therapy option, supporting increased market access to broaden the number of patients eligible for the therapy.
•
Invest in technologies that enable access: As demand for CAR-Ts continues to increase, we plan to invest in technologies ranging from manufacturing to logistics and demand planning that enable lower customer friction and improved responsiveness. We believe these investments can help us provide much needed access to patients and clinicians and differentiate us in the marketplace.
•
Leverage novel technologies to drive our discovery efforts: We intend to invest in applications of artificial intelligence (AI) and machine learning (ML) to help accelerate our discovery pipeline by mining our D-Domain libraries to identify indication-specific SparX proteins. We believe this investment has the potential to improve the efficiency of our drug development efforts by accelerating clinical trial timelines and increasing the probability of success of the programs that we advance.
•
Opportunistically pursue strategic partnerships and collaborations to maximize the full potential of our platform: Our versatile platforms have broad potential applicability in areas outside of oncology, including autoimmune diseases. We intend to evaluate strategic partners with proven clinical development and commercialization capabilities for certain targets or assets that do not overlap with our internal programs or our core focus.

Cell Therapy Background & Current Limitations

Background

T cells are a key component of the immune system that can target diseased cells for elimination through the recognition of cell surface antigens. A growing understanding of the immune system over the years and advances in cell, gene and protein engineering have led to approved genetically modified cell therapy products.

Genetically modified cell therapy involves isolating immune cells, modifying them outside of the patient’s body and then reintroducing them into the patient to destroy diseased cells. Such cell therapies have largely focused on using the patient’s own T cells (autologous approach) to express engineered antigen receptor complexes, such as TCRs or CARs. The extracellular binding domain of the TCR or CAR recognizes the antigen, and, after the T cell binds with the cell expressing the antigen, the intracellular signaling domain induces cell killing and activates pathways specific for the T cell’s proliferation and survival.

The recent availability of cell therapy products introduced an unprecedented “living therapeutic” modality that offers benefits well beyond what previous oncology modalities offered. For the first time, these therapeutics directly harness the strength of the patient’s own immune system to significantly reduce, even potentially eradicate, tumors. Initially evaluated in indications where patients were refractory to multiple lines of therapy and had generally exhausted their therapeutic options, adoptive cell therapies have shown response rates that exceed many other available modalities. Particularly striking is that these responses are achieved with a single, personalized administration of the cell therapy, generally achieving rapid responses and resolving toxicities in days to weeks. This transformative therapy results in extended quality of life benefits without maintenance or additional treatment.

As of March 24, 2022, there are six FDA approved CAR-T cell therapies: Carvykti (ciltacabtagene autoleucel), which has been approved by the FDA for treatment of adult patients with r/r MM after four or more prior lines of therapy, Abecma (idecabtagene vicleucel), which has been approved by the FDA for treatment of adult patients with r/r MM after four or more prior lines of therapy, Breyanzi (lisocabtagene maraleucel), which has been approved by the FDA for treatment of adult patients with r/r large B-cell lymphoma (LBCL) after two or more lines of systemic therapy, Kymriah (tisagenlecleucel), which has been approved by the FDA for treatment of patients up to 25 years of age with r/r B-cell precursor acute lymphoblastic leukemia (ALL) that is refractory or in second or later relapse and adult patients with r/r LBCL after two or more lines of systemic therapy, Tecartus (brexucabtagene autoleucel), which has been approved by the FDA for treatment of adult patients with r/r mantle cell lymphoma and adult patients with r/r ALL, and Yescarta (axicabtagene ciloleucel), which has been approved by the FDA for treatment of adult patients with r/r LBCL after two or more lines of systemic therapy and adult patients with r/r follicular lymphoma after two or more lines of systemic therapy.

Hematologic cancers represent a robust and growing market opportunity for CAR-T cell therapies. These cancers, which include leukemia, lymphoma and myeloma, account for approximately 10% of all cancer incidence in 2020. Sales of CAR-T therapies in hematologic cancers exceeded $1 billion in 2020 and are expected to grow approximately two-fold in 2021. We estimate that the total market opportunity for cell therapy in hematologic cancers is approximately $66 billion.

Current Limitations

While CAR-T and other genetically modified cell therapies have shown significant progress in extending the lives of patients who often have no other treatment options, there are limitations to their broader use, including:

•
Limited Long-Term Efficacy: FDA approved CAR-Ts may offer higher response rates compared to other available therapies, but efficacy as measured by the DOR is highly variable depending on the drug or patient population studied.
•
Significant Adverse Effects: These cell therapies also have the potential to cause several adverse effects. Uncontrolled cellular expansion and resulting side effects such as CRS, neurotoxicity and “on-target, off-tumor” toxicities stifle the broader use of these therapies in several key ways. Specifically, they limit the number of patients that are eligible for treatment, relegate these therapies to later lines of treatment, preclude the use of these therapies in the non-academic and outpatient settings, and increase costs to patients, payers and providers due to the need for intensive care unit access when they are used.
•
Narrow Applicability: Currently, CAR-T and other genetically modified cell therapies are utilized in only a few hematological oncology indications. Their activity in most tumors is primarily driven by a limited number of tumor specific antigen targets. Their utility is further limited by secondary resistance mechanisms arising in the r/r settings, as well as the antigen heterogeneity that is characteristic of some of these diseases. For example, within r/r MM, patients with EMD have been reported to experience worse outcomes in clinical trials of other BCMA-targeting CAR-T therapies than non-EMD patients.

Our Solution

Our mission is to advance humanity by engineering cell therapies that are safer, more effective, and broadly accessible. We plan to achieve this goal by maximizing the impact of our proprietary D-Domain binders, which enable CAR-Ts to have distinct advantages including:

•
Promising Preliminary Clinical Data—High ORR and Durable Responses: In our ongoing Phase 1 clinical trial of CART-ddBCMA, for the 19 patients evaluable for efficacy, the ORR is currently 100% and the DOR is promising with more than half of patients with r/r MM having ongoing responses for at least one year following treatment. We believe these preliminary results demonstrate the capability of D-Domains to not only effectively bind target antigens and drive CAR-T cell proliferation, but also to efficiently kill substantial proportion of tumor cells. High cell surface expression and low propensity for tonic signaling of D-Domains may enable more effective interactions between the CAR and the antigen as well as reduced T-cell exhaustion, which may explain the rapid and long term responses currently observed in our ongoing Phase 1 clinical trial.
•
Potential Differentiated Safety Profile: We believe the small and stable structure of the D-Domain enables a high transduction rate, resulting in a high proportion of cells expressing the CAR construct on the cell surface (CAR+ cells). A high proportion of CAR+ cells lowers the total number of T cells required to be administered which we believe may yield a therapy with an improved toxicity profile, consistent with currently available results of the ongoing Phase 1 trial of CART-ddBCMA.
•
Opportunity to Treat a Broader Group of Patients: We believe the preliminary positive results of our Phase 1 clinical trial of CART-ddBCMA underscore the capability to apply D-Domains across a wide variety of tumor antigen targets in the future. Based on the differentiation of the D-Domain, and the breadth and depth of our D-Domain libraries, we believe we can expand to a broader group of patients, including those with heterogeneously expressed tumor antigens and antigen targets that might be difficult to target. We are currently developing therapies within both our ddCAR and ARC-SparX platforms to treat a broad variety of indications, starting with r/r MM and AML/MDS, and, in the future, including solid tumors.

The foundation of our proprietary platforms is our D-Domain technology, that has generated promising initial clinical data. We believe our D-Domain technology is a transformational platform that enables us to take the right approach for the right indication within cell therapy. The strengths of the D-Domains are its size, stability, and structure which make it a unique and essential building block for making next generation CAR-Ts to deliver on the promise of this therapeutic category which is poised to be one of the forward pillars of medicine. Our method of generating D-Domains, and the individual binders themselves are protected in our patent portfolio, which as of December 31, 2021 consists of over 14 U.S. and international patents and over 50 U.S. and international pending applications.

We are generating D-Domains against multiple targets which can then be deployed to create a new class of D-Domain powered autologous and allogeneic CAR-Ts, including ddCARs and ARC-SparX, to address hematologic cancers, solid tumors, and indications outside of oncology such as autoimmune diseases. ddCARs are single infusion CAR-Ts enhanced with our D-Domains as the antigen recognition motif. ARC-SparX are adaptable versions of ddCARs where the SparX protein is dosed separately from the ARC-T cell. Our ARC-T cells are dosable and controllable, universal CAR-Ts designed to activate only when combined with a SparX protein that is bound to an antigen on a cell.

ddCAR Platform

We use our ddCAR platform to generate single infusion therapies where our D-Domain binder replaces the scFvs. The ddCAR is composed of an intracellular T cell signaling domain similar to traditional CARs fused to our D-Domain, which functions as the extracellular antigen binding region. Upon engagement with the antigen on a target cell, the ddCAR signals to activate the T cell to kill the target cell.

The D-Domain was developed to overcome limitations of existing CAR-T therapies by employing a novel synthetic binding domain as a replacement to the traditionally used antigen binding domains for conventional CAR-T therapies, known as scFvs. The result is a structurally unique binder that is small, stable, and can be modified to generate a diverse library of proprietary target-binding domains.

Structurally Unique D-Domains: D-Domains are short polypeptides that spontaneously fold into a stable triple alpha-helical structure. The D-Domain is derived from a 73 amino acid synthetic protein, α-3D, that has no known homolog in nature or apparent function as first described in a paper by Walsh, et al. that appeared in the Proceedings of the National Academy of Sciences in 1999. This domain is devoid of post-translational glycosylation or disulfide bonds leading to consistent manufacturability via microbial, fungal or mammalian protein expression. Additional key structural features of the D-Domain are as follows:

•
Small Size: The figure below showcases the small size of the 8kDa D-Domain compared to other antigen binding domains used in CAR constructs such as the scFv and bi-valent camelid VHh structure of approximately 25kDa. A smaller antigen binding domain will decrease the overall lentiviral construct size which may improve transduction efficiency. The small antigen binding domain may also function to improve the immunological synapse formation and thus CAR-T cell killing.

•
Hydrophobic Core: The figure below depicts the three-dimensional structure of the D-Domain highlighting the triple alpha helical bundle with the tight hydrophobic core (in red). The hydrophobic core results in ultrafast folding kinetics of the D-Domain creating a stable structure when expressed in cells.

•
Stability: D-Domains are highly stable proteins compared to scFvs which facilitates expression of CARs on T cells and manufacturing of SparX proteins. As shown in the middle panels of the figure below, using size exclusion chromatography, we have demonstrated that a higher level of monomeric protein content can be purified from human embryonic kidney (HEK) 293 cells expressing D-Domain-based SparX proteins compared to scFv, indicating lower levels of aggregation of the D-Domain based SparX proteins and thus greater stability. In addition, we have tested the thermal stability of D-Domains as compared to a PD-L1 binding scFv by heating them to temperatures about 100 degrees Celsius and measuring the retention of PD-L1 binding. As shown in the panels on the far right, D-Domains that were heated to the indicated temperatures retained greater PD-L1 binding as compared to the PD-L1-binding scFv, demonstrating the thermal stability of the D-Domains.

When utilized in CARs, we believe the structural properties of the D-Domain translate into unique benefits of high transduction rates, high cell surface expression, and low tonic signaling. In the context of ddCARs, we believe the D-Domain structure creates an efficient and scalable cell manufacturing process, as demonstrated by our high CAR+ rate, yield, and viability of cell product made to date. See “Manufacturing and Delivery—CART-ddBCMA Cell and ARC-T Cell.”

•
High Transduction Rate: In the manufacturing of CART-ddBCMA, we have achieved transduction rates ranging from approximately 60% to 85% in over 20 lots tested. We believe this high transduction efficiency may improve product consistency and reduce the number of untransduced T cells administered to patients that do not contribute to efficacy but may contribute to toxicity. Our high transduction rate compares favorably with previously published Phase 1 data regarding the transduction rates for Abecma (then known as bb2121) and Carvykti (then known as JNJ-4528), as shown in the left panel of the figure below. While we believe these data suggest that CART-ddBCMA has a meaningful advantage in transduction efficiency over existing CAR-T therapies, these data are based on a cross-trial comparison and not a head-to-head clinical trial and may not be directly comparable due to differences in trial designs and methodologies. As manufacturing processes and vectors can also be vastly different across cell products, we also engineered a vector where the D-Domain was replaced by an scFv targeting BCMA while leaving all other conditions identical to isolate the effects on transduction from using a D-Domain as compared to scFv. As shown in the right panel of the figure below, our CART-ddBCMA transduced T cells demonstrated superior transduction efficiency when compared to scFv transduced T cells derived from multiple normal human donors.

Clinical Transduction Efficiency*	Preclinical Transduction Efficiency

•
High Cell Surface Expression: Coincident with higher transduction rates, the expression of the CAR on the surface of the T cell is higher with CARs employing a D-Domain compared with an scFv. As shown in the figure below, the CAR expression on the surface of T cells of six normal human donors was uniformly higher using a BCMA-binding D-Domain as compared to a BCMA-binding scFv. We believe that higher CAR cell surface density may help drive activation against low antigen-expressing target cells.

CAR Surface Expression on T Cell

•
Low Tonic Signaling: Tonic signaling occurs in CAR-T cells when the CAR construct signals without engaging an antigen on a target cell, which can exhaust a T cell prematurely. Tonic signaling has been described in the literature for several scFv-based CARs. To determine the percentage of D-Domains that induce tonic signaling, we examined 42 D-Domains isolated from two different screening campaigns for their ability to signal without antigen stimulation when incorporated into a CAR construct. Pooled data indicated that only 3 out of the 42 D-Domains exhibited a level of tonic signaling above background, as measured by relative luciferase units, a signal detecting

CAR activation, as represented by the blue dots in the left hand column of the figure below. In contrast, the 42 D-Domains exhibited a much higher level of CAR activation in the presence of the CAR antigen, as illustrated by the right hand column of the figure below. We believe the low propensity for tonic signaling of D-Domain-based CARs may lower T cell exhaustion.

•
Engineered D-Domain Scaffolds: The structural features of the D-Domain make it particularly well suited as a scaffold protein that can be modified by inserting selected amino acids to generate diverse libraries of proprietary target-binding domains. We create highly diverse libraries of variants of α-3D by randomly replacing 12-14 amino acid residues (blue regions in the figure below) on the outward facing surface of α-3D with one of 18 amino acids.

We screen the resulting libraries for potential target-binding domains and engineer further variants with the appropriate target binding profiles to enhance target specificity, optimize binding affinity, and remove potentially immunogenic sequences, a process we refer to as “deimmunization”. We use rigorous target selection criteria applied to genomic and proteomic datasets generated from public, collaborator, and internal sources. We internally validate expression profiles for all antigens under evaluation to select the best targets. At the same time, all the reagents needed to screen our proprietary D-Domain libraries for specific binders to the antigen are generated and qualified. Over a dozen D-Domain binders to a variety of tumor antigens have already been generated to date. We have also identified and characterized several target-binding domains for certain therapeutic targets, such as BCMA, CD123, CS1, HER2, and PD-L1. AI-based approaches are employed to assist in optimization and continue to be developed to enhance our discovery process. Applying all these discovery methods, the engineered D-Domains are incorporated into our genetically modified T cells in our ddCAR and ARC-SparX platform.

ARC-SparX Platform

Our ARC-SparX platform is a controllable and adaptable modular therapy that builds on ddCARs by replacing the antigen binding domain of the T cell with a novel synthetic binding domain that recognizes only SparX proteins, which contain the antigen binding domain. When the SparX protein’s antigen binding domain recognizes and binds to the antigen on a diseased cell, it recruits the ARC-T cell to kill the diseased cell.

Our ARC-T cells are designed to remain in an inactive state, or silenced, and activate only when combined with a SparX protein that is bound to an antigen on a cell. We believe that controlling ARC-T activation with SparX protein effectively separates the antigen-recognition and killing functions. By separating these functions, our approach renders the killing function of the ARC-T cell dependent on the antigen specificity and dose of the SparX protein rather than on uncontrolled CAR-T proliferation as is the case with conventional CAR-T therapy. We believe unregulated killing, which induces severe toxicities, can be mitigated with our approach by adjusting the dose and schedule of SparX protein administration. Additionally, stopping the dose of the SparX protein periodically can allow the ARC-T cells to rest after activation lowering the risk of T-cell exhaustion, which is a common cause of rapid decline of genetically modified T cells.

Soluble Protein Antigen Receptor X-linkers (SparX protein)

All SparX proteins are comprised of one or more antigen-specific binding domains from our D-Domain library, fused to a protein that we refer to as the TAG. The TAG is a protein designed to be recognized by our ARC-T cells, which have a D-Domain-based binding moiety that is specific to the TAG, which we call the anti-TAG. This TAG/anti-TAG design is critical to the universality of our ARC-T cells as it allows such cells to bind any SparX protein, because each SparX protein contains the same TAG. As SparX proteins bind their target antigen on diseased cells, they display the TAG thereby “tagging” such cell as one that should be killed by an ARC-T cell.

The TAG we have built into our SparX proteins is a ~26 kDa C-terminal fragment of human alpha fetoprotein (hAFP). We selected and engineered the TAG for our SparX proteins for the following reasons:

•
Humans have a pre-established tolerance to hAFP from experiencing high levels in utero and as pregnant mothers. We believe that creating our TAG from a normal human protein will reduce the likelihood of immunogenicity of the TAG and by extension, the SparX protein containing the TAG.
•
We believe the small size of the SparX protein will allow it to penetrate complex tumor microenvironments with a half-life short enough (estimated to be several hours in humans) that physicians could manage an emerging toxicity by withholding or decreasing the next SparX protein dose thereby causing the ARC-T cells to deactivate. Such control is not possible with most mAb-based adapters due to their half-life of several weeks.

•
The TAG can also be readily fused to multiple binding regions, enabling SparX proteins to be multi-valent or multi-specific.

Because the antigen-specific binding domains on the SparX protein differ by only 12-14 amino acids on the outer faces of the scaffold, the manufacturing process for each SparX protein is substantially similar regardless of specificity. SparX proteins can be readily produced in microbial, yeast and mammalian expression systems, and development is underway on subcutaneous formulations. We also expect the pharmacokinetics of all SparX proteins to be similar and believe that we can leverage the learnings from clinical trials of one SparX protein to inform the design of later trials for other SparX proteins.

Antigen Receptor Complex (ARC)

The ARC is similar to CARs in that both are engineered chimeric transmembrane receptors, where the engagement of the extracellular antigen binding domain induces activation of the intracellular domain resulting in the T cell’s proliferative and cytolytic activity. However, in lieu of the scFv extracellular binding domain of conventional CAR-T therapies, the extracellular domain of the ARC is comprised of our proprietary binding D-Domain that is designed to exclusively bind the TAG and not hAFP or any other known proteins or antigens. Thus the ARC-T remains in an inactive state, or silenced, in the absence of our proprietary SparX protein. The ARC signals through a similar mechanism as traditional second-generation CARs since they share the same intracellular signaling regions of 4-1BB and CD3-zeta with the only difference arising from when the T cells are activated.

Additionally, because all ARC-T cells are intended to express a TAG-specific binding domain rather than a cell surface antigen-specific binding domain, the manufacturing of ARC-T is more scalable than in conventional CAR-T therapies in that ARC-T’s comprise the same drug product irrespective of clinical indication. The same lentiviral vector comprising the universal ARC and a similar T-cell transduction process can be used for every patient regardless of disease or target antigen. With conventional CAR-T therapy, different viral vectors, each with a different T-cell transduction process, need to be used to make new CAR-T cells when physicians want to target a new antigen. This represents a significant manufacturing and regulatory advantage. In the longer term, engineering an allogeneic ARC-T cell presents the opportunity for a truly universal cell therapy that could be manufactured to be an “off-the-shelf” option that physicians can use regardless of disease or target antigen. Moreover, ARC-T cells could be redirected to kill cells expressing different antigens just by changing the SparX protein. This universal nature of the ARC-T cell can provide substantial flexibility to the physician and allow for dynamic treatments that can respond quickly to the changing profile of a disease such as cancer, unlike a conventional CAR-T therapy.

Benefits of the ARC-SparX Platform

We believe the key benefits to our ARC-SparX platform are driven by the controllable and adaptable characteristics and present an opportunity in indications where toxicities, heterogeneity, or on target off tumor effects represent a challenge:

Limiting Severe T Cell-Associated Toxicity through Dose Regulation of SparX Protein. Our ARC-T cells do not bind directly to the diseased cell. Rather, the SparX protein is designed to recognize and bind one or more specific antigens on the diseased cells and then flag such cells for destruction. The ARC-T cells bind the SparX protein and once the triple complex of ARC-T cell plus SparX protein plus antigen-expressing cell is formed, the ARC-T cell is activated to kill the antigen-expressing cell. The ARC-T cell remains in an inactive state, or silenced, in the absence of our proprietary SparX proteins as it is designed to only bind the TAG. Our ARC-T cells are activated only when combined with a SparX protein that is bound to an antigen on a cell.

Conventional non-D-Domain based CAR-T therapies bind directly to the target cell and kill it in a rapid and unregulated manner that often induces severe toxicities including CRS and neurotoxicity. In contrast, our preclinical in vitro and in vivo data support the view that the killing function and expansion of the ARC-T cell can be controlled by the dose of SparX protein administered. More SparX protein leads to more tumor killing and T cell activity while less SparX protein results in less killing and expansion. By varying SparX protein dose and/or its schedule of administration, physicians can control the ARC-T killing function and expansion and thus control the corresponding potential toxicities in a manner analogous to that used for other therapeutics such as small molecules and antibodies.

We have conducted preclinical studies in which we have observed the ability of SparX proteins to control the killing function of ARC-T cells in a dose-dependent manner, as exemplified in the figure below. In this study, mice were given a BCMA-expressing tumor followed by a constant number of ARC-T cells. In the first group of five mice (left), a high dose (3 mg/kg) of a SparX protein that could not bind the tumor was injected daily (Control). Because the Control SparX could not bind the tumor, the tumor grew as evidenced by the intense blue, green and red colors. The second, third and fourth groups (left to right) of mice received a high (3 mg/kg), medium (0.3 mg/kg) or low (0.03 mg/kg) dose, respectively, of a mono-valent BCMA-binding SparX protein. The low dose had little to no impact on tumor growth, the medium dose had immediate anti-tumor activity when compared to the Control, and the high dose cleared the tumor as shown by the complete absence of color, indicating that SparX protein targeting a tumor can modulate the extent of tumor killing in vivo.

Tumor Killing is Dose Dependent

We anticipate that SparX proteins will be available in intravenous and potentially subcutaneous formulations and that physicians will be able to routinely utilize both forms of administration in the outpatient setting while patients may periodically (e.g., weekly) self-administer subcutaneous formulations in the home setting. In follow up visits, the physician can assess the patient for adverse events (AEs) and disease response and then accordingly dose-modify or change the SparX protein(s) with the objective of limiting toxicity. Physicians are already well versed in managing the treatment of patients with an arsenal of anticancer therapies such as small molecules and mAbs, where dose modification is common. The ARC-SparX platform follows a similar paradigm, where the physician can control toxicities by dose modifying or switch to a different SparX protein in the case of r/r disease.

Additionally, intermittent dosing of SparX protein can allow ARC-T cells to rest between doses because the predicted half-life of SparX proteins of a few hours allows the SparX to naturally decay and limit constant ARC-T stimulation. The periods of rest may lower the risk of T-cell exhaustion.

Should we demonstrate the ability for ARC-T cells to be activated in a dose dependent manner we believe physicians would be able to better manage toxicities such as CRS and neurotoxicity as they emerge and before they escalate to unsafe levels, which should lead to an improved safety profile for our ARC-SparX platform.

Expanded Access to Treatment. Due to the potential for severe toxicities, patients with co-morbidities or advanced age are often not eligible or not encouraged to pursue currently available CAR-T therapies. We believe SparX-mediated control of the ARC-T cells may improve upon the safety profile of current CAR-T therapies thereby expanding patient eligibility criteria.

Furthermore, less than 7% of oncology/hematology practices in the United States currently are authorized to administer and manage CAR-T therapies. If physicians are better able to control toxicities associated with cell therapies through dosing and thus reduce the need for intensive care support, we envision enabling community practices to treat their patients with such therapies, including in the outpatient setting, rather than referring them to one of the few authorized sites.

The figure below shows the general treatment plan, which consists of a single initial infusion of ARC-T cells in the outpatient setting followed by periodic administration of the SparX protein.

Increased Adaptability of Treatment Regimen. Because ARC-T cells are not antigen-specific, they can be adapted to changing disease conditions. Due to tumor heterogeneity and downregulation or loss of the target antigen, r/r disease remains a significant issue for CAR-T therapy. On our ARC-SparX platform, physicians can administer different SparX proteins to redirect the same ARC-T cells to new antigens. This is particularly important in the relapse and refractory settings where tumors may be heterogeneous or downregulate expression of the antigen(s) targeted by the initial SparX proteins. We believe our platform can address refractory disease caused by tumor heterogeneity by using different SparX proteins that target different antigens. This will be particularly important as we move beyond B cell malignancies into indications like AML/MDS or solid tumors. We believe that our ARC-SparX platform can address these issues because the same ARC-T cells can be redirected in vivo to target different antigens through the administration of different SparX proteins for personalized therapy tailored to the molecular profile for each patient’s disease.

Our preclinical studies support the ability of ARC-T cells to kill heterogeneous tumors through sequential administration of SparX proteins with different target specificity. We used an in vivo model in which NSG mice were injected with NALM-6-GFP/Luc expressing either BCMA (97%) or CD123 (3%). We chose this approach as it mimics the antigen heterogeneity often observed in many patient’s tumors. With only 3% of the tumor cells positive for CD123, daily dosing with SparX B had little effect on tumor growth compared to mice which received a non-binding control SparX. In contrast, SparX A had significant anti-tumor activity by day 7 following ARC-T and SparX administration, but tumors rapidly regrew. As shown in the figure below, the tumor cells that regrew were characterized to be completely CD123 positive. However, all the measurable tumor cells could be eliminated by redirecting ARC-T cells through sequential administration of SparX A followed by SparX B. Taken together, these data support the ability of ARC-T cells to be redirected in vivo to kill heterogenous tumors that are refractory to single antigen targeting.

SparX product treating heterogenous disease

Custom Logic-Gated Therapeutics to Enable Selectivity. The unique properties of D-Domains and our ability to engineer them allow us to create mono-valent, multi-valent, or multi-specific SparX to optimize antigen binding affinity and improve efficacy. Bi-specific SparX proteins can be designed as an ‘OR’ gate to target two different antigens for broader tumor cell recognition when faced with antigen heterogeneity or an ‘AND’ gate to more specifically identify diseased cells that uniquely co-express two antigens but spare healthy cells that express only one antigen. We believe an AND-gated SparX may be well suited for targeting solid tumors where it has been challenging to kill the tumor while preserving normal cells that also express the antigen.

AND-gated Bi-specific targeting

As a general matter, SparX proteins do not permanently bind antigens. When both binding domains of a bi-specific antigen are bound to a cell, each binding domain may unbind, but the likelihood of both unbinding at the same time is lower, and therefore, bi-specific SparX proteins are more likely to stay attached to the cells. Through affinity engineering, we believe that if we decrease the affinity of each single antigen binding D-Domain to its target, then the SparX protein will not bind or stay bound long enough for an ARC-T cell to engage and kill the cell bearing only a single antigen. Thus, through engineering and controlled dosing, the AND-gated bispecific SparX proteins can drive greater specificity for dual-antigen expressing tumor cells over single antigen expressing normal cells to avoid the typical on-target off-tumor related toxicities observed with so many conventional CAR-T products targeting solid tumor antigens.

Efficient and Streamlined Manufacturing Across All Programs. ARC-T cells are genetically modified to express the same anti-TAG binding receptor to be used in every patient, regardless of disease or the target-specificity of the SparX protein. We believe this feature may enable use of the same lentiviral vector and similar cell processing, resulting in a scalable manufacturing process that is applicable to every patient across all programs. We have also established manufacturing processes for SparX proteins utilizing a cost-effective microbial-based expression system and purification process. Because each SparX protein is substantially similar regardless of specificity, the manufacturing and purification processes for each SparX protein is substantially similar regardless of specificity. For more details, see “—Manufacturing and Delivery.”

Efficient Regulatory Process. Because the ARC-T cell manufacturing process is identical across all ARC-SparX programs, the regulatory requirements will be shared across the platform. This has distinct advantages that will span global regulatory filings from IND through post BLA requirements.

Our Pipeline Approach

We are leveraging the full breadth of our platform by matching ddCARs and ARC-SparX with the indications in which they would be most effective based on the biology, patients, and market dynamics.

In MM, we plan to:

•
Evaluate the efficacy of our lead product candidate, CART-ddBCMA, in our iMMagine Phase 2 pivotal trial in r/r MM and seek regulatory approval;
•
Pursue expanded access to CART-ddBCMA through label expansion clinical trials, which we refer to as iMMagine-2;
•
Pursue clinical development of CART-ddBCMA in other key geographies, such as Europe and Asia; and
•
Evaluate the potential of our ARC-SparX technology through our planned Phase 1 clinical trial of ACLX-001 in r/r MM.

In AML/MDS, we plan to:

•
Pursue AML/MDS with a library of SparX proteins beginning with ACLX-002 and ACLX-003; and
•
Explore trials that evaluate the use of a single administration of ARC-T cells together with a combination of SparX proteins engineered to target different AML and MDS antigens, including AML-3 and AML-4, to extend the power of the platform.

In additional indications, including solid tumors, we plan to:

•
Extend benefits of our D-Domain platform by applying ddCARs and ARC-SparXs to new indications, including SCLC and HCC.

Our Pipeline

We have built a broad and scalable pipeline that has positioned us to capitalize on the potential of our proprietary platform technologies and achieve long-term growth and sustainability within the field of cell therapy. We have worldwide rights to all of our programs and have summarized our preclinical and clinical programs in the pipeline chart below:

Our Multiple Myeloma Program

Our MM program is led by our CART-ddBCMA product candidate, which is an autologous cell therapy comprised of D-Domain powered T cells that have been genetically modified to recognize and kill specific cells expressing BCMA, a target antigen for multiple myeloma. We are advancing our CART-ddBCMA product through our iMMagine Phase 2 pivotal trial in patients with r/r MM, which we plan to initiate in late 2022 and thereafter pursue U.S. regulatory approval. CART-ddBCMA has been granted Fast Track and Orphan Drug by the FDA. In May 2021, we also received Regenerative Medicine Advanced Therapy (RMAT) designation for CART-ddBCMA for the treatment of multiple myeloma. Following completion of enrollment for our iMMagine Phase 2 pivotal trial, we plan to continue to enroll more patients into additional clinical trials, to support label expansion to enter into earlier lines of therapy and include patients who have had prior BCMA-targeted. We also plan to pursue international clinical trials to expand into geographic locations in Europe and Asia-Pacific. We are also advancing our initial ARC-SparX program, ACLX-001, an immunotherapeutic combination composed of ARC-T cells and bi-valent SparX proteins targeting BCMA, to treat r/r MM. This program is designed to lay the foundation for our ARC-SparX platform.

Market Opportunity

MM is a type of hematological cancer in which diseased plasma cells proliferate and accumulate in the bone marrow, crowding out healthy blood cells and causing bone lesions, loss of bone density and bone fractures. These abnormal plasma cells also produce excessive quantities of an abnormal immunoglobulin fragment called a myeloma protein (M protein) causing kidney damage and impairing the patient’s immune function.

MM is the third most common hematological malignancy in the United States and Europe, representing approximately 10% of all hematological cancer cases, 20% of deaths due to hematological malignancies and impacting over 100,000 patients globally each year. The Surveillance, Epidemiology, and End Results (SEER) Program database projects that approximately 35,000 new cases of MM in the United States and over 35,000 new cases in six select markets within Europe and Asia.

The median age of MM patients at diagnosis is 69 years with one-third of patients diagnosed at an age of at least 75 years. Because MM tends to afflict patients at an advanced stage of life, patients often have multiple co-morbidities and toxicities that can quickly escalate and become life-endangering. Despite the development and use of multiple new therapies, including second generation proteasome inhibitors (PI) and immunomodulatory drugs (IMiD), stem cell transplantation and CD38-binding monoclonal antibodies, the five-year survival rate is still approximately 50% and MM remains incurable in most patients.

Most patients eventually relapse after treatment, and those who relapse following treatment with second generation PIs and IMiDs have a median event-free-survival of only 5 months and median overall survival of only 9 months. The outcomes of patients following treatment with CD38-binding antibodies are also poor with response rates of approximately 30%, median progression-free-survival (mPFS) of 3.4 months and median overall survival of 9 months.

Currently, multiple BCMA-targeting therapies are in development or under regulatory review, including T cell engagers (TCEs), antibody drug conjugates (ADCs) and CAR-T therapies. Along similar lines, TCEs and CAR-T therapies targeting CD19 and BCMA have been developed and approved for the treatment of certain CD19 and BCMA positive hematological malignancies.

In 2020, the size of the global MM market was approximately $18 billion. We estimate the current total addressable CAR-T market for r/r MM to be approximately $10 billion based on the number of patients who are receiving third line treatments and beyond.

As of March 24, 2022, the two CAR-T therapies targeting BCMA that have been approved by the FDA are Abecma and Carvykti. Bristol Myers Squib is currently enrolling clinical trials targeting expansion of Abecma, currently approved only as a fifth line of therapy, into earlier lines of treatment. Carvykti, developed by Legend/Johnson & Johnson, also currently approved only as a fifth line of therapy, has demonstrated a sCR rate of 78.4% and mPFS that will exceed 20 months. The BCMA-targeting ADC, Blenrep is also an approved product and has reported an ORR of 31%, which is considerably lower than the 72% and 97.9% ORR for Abecma and Carvykti, respectively. Additionally, the PFS observed after Abecma and Carvykti (median 11.1 months and >20 months, respectively) appear to be longer than that observed with Blenrep (median PFS ~3 months). Although Abecma and Carvykti responses are a step forward, there remains a need for improved overall response and durability. Across the clinical trials of Abecma and Carvykti, the presence of EMD has been a poor prognostic factor. In these clinical trials, patients with EMD have had lower CR rate, shorter DOR, and shorter PFS. In the Phase 1 trial of Carvykti (LEGEND-2), for instance, the CR rate was approximately 60% in patients with EMD (compared with approximately 80% in non-EMD patients) and mPFS was 8.1 months for patients with EMD (versus 25 months in non-EMD patients).

CART-ddBCMA: Phase 1 Trial Preliminary Results

The CART-ddBCMA Phase 1 multi-center, open label, trial is the first involving one of our proprietary D-Domains and was designed to test CART-ddBCMA in r/r MM patients to evaluate the safety profile of escalating dose levels (DL) and to expand enrollment at a selected dose to further characterize the efficacy and safety profile of that dose. To be eligible, patients must have had at least 3 prior lines of treatment, which had to include an immunomodulatory drug (IMiD), a proteosome inhibitor (PI), and an anti-CD38 antibody, be refractory to the most recent line of therapy, have an ECOG performance status of 0 or 1, have measurable disease, and have adequate function of vital organs. If eligible, patients were enrolled, underwent leukapheresis (apheresis), and could receive bridging therapy while cell manufacturing occurred. When CART-ddBCMA cell manufacturing was complete, patients received lymphodepleting (LD) chemotherapy with fludarabine (Flu) and cyclophosphamide (Cy) on days -5, -4, and -3. On day 0, patients received an intravenous infusion of CART-ddBCMA. After infusion, patients were evaluated at fixed intervals for assessment of AEs and evidence of objective response using PET/CT scan, serum measurement of M-protein (including heavy or light chain measurement), and measurement of number of malignant plasma cells in bone marrow aspirates. Safety data are assessed for dose limiting toxicity in the first 28 days following infusion and will be collected throughout the trial. Long-term safety data will be collected for up to 15 years per health authority guidelines. Efficacy data are assessed pursuant to the International Myeloma Working Group (IMWG) criteria on a monthly basis for the first 6 months and then quarterly for up to two years, or upon symptomatic relapse.

The IMWG uniform response criteria have been utilized in registration studies of approved myeloma drugs. The IMWG uniform response criteria assess efficacy of treatment options for myeloma and allow for a comparison of efficacy between treatment strategies in clinical trials, strict definitions for responses, as shown in the table below, and classifications to improve detail and clarify inconsistent interpretations across clinical trials. The IMWG criteria for sCR, CR, VGPR, and PR are summarized below.

•
stringent Complete Response (sCR): Complete Response (as defined below) plus normal free light chain (FLC) ratio and absence of clonal cells in bone marrow biopsy by immunohistochemistry (kappa to lambda light chain ratio (/) ≤4:1 or ≥1:2 for  or  patients, respectively, after counting ≥100 plasma cells).
•
Complete Response (CR): Negative immunofixation in the serum and urine; and disappearance of any soft tissue plasmacytomas; and <5% plasma cells in bone marrow aspirates.
•
Very Good Partial Response (VGPR): Serum and urine M protein, detectable by immunofixation but not on electrophoresis; or ≥90% reduction in serum M protein plus urine M protein level <100 mg/24 hr.
•
Partial Response (PR): ≥50% reduction of serum M protein plus reduction in 24-hour urinary M protein by ≥90% or to <200 mg/24 h; or if the serum and urine M protein are unmeasurable, a ≥50% decrease in the difference between involved and uninvolved FLC levels is required in place of the M protein criteria and if serum-free light assay is also unmeasurable, ≥50% reduction in plasma cells is required in place of M protein, provided baseline BMPC percentage was ≥30%. In addition to these criteria, if present at baseline, a ≥50% reduction in the size (SPD) of soft tissue plasmacytomas is also required.

Overall Response Rate (ORR) includes patients that achieved sCR, CR, VGPR or PR. sCR and CR do not indicate that the patient was cured of the condition, as the disease is currently incurable.

The clinical trial began enrollment in December 2019 and the first patient was dosed in February 2020. Four clinical trial sites have participated to date. Additional sites are planned for initiation in 2022. We have completed the dose escalation component with 6 patients each enrolled in DL1 (100 x 106 cells) and DL2 (300 x 106 cells). The preliminary data from the dose escalation were presented at the 2021 Annual Meeting of the American Society of Clinical Oncology (ASCO). Based on the nearly identical ORR in each DL and the observed potential for increased toxicity in DL2, we are currently expanding enrollment at DL1. As of the data cut-off date of November 4, 2021, we have enrolled and dosed an aggregate of 18 patients at DL1. Most recently, data were presented at the 2021 Annual Meeting of ASH. In the efficacy analysis, 19 patients with at least 3 months follow up were included. For the safety analysis, 22 patients were included based on having more than 1 month of follow up.

Subjects followed for <3 months are not yet evaluable for efficacy analyses.

All subjects followed for >1 month are eligible for safety analysis.

The median age of enrolled patients was 66 years (range 44-76). Thirteen (54%) patients were male and 11 were female (46%). Bone marrow replacement of >50% with malignant plasma cells was present in 10 (42%) of patients and 9 (38%) had EMD. Of those for whom cytogenetic evaluation had been performed (n=19), 17 (89%) had high-risk cytogenetics. The median number of prior lines of therapy was 5 (range 3-16). Twenty (83%) patients had triple class refractory disease and 17 (71%) had penta-refractory disease. Taken together, these demographic data indicate the patient population enrolled in this study had poor prognosis with expected median overall survival in the range of 6-8 months based on published analyses of patients with similar characteristics.

*Note: some subjects were not evaluable or data were not available at time of data cut (November 4, 2021).

BMPC = bone marrow plasma cells.

HSCT = hematopoietic stem cell transplant.

Of the efficacy evaluable population (n=19), the objective response rate (ORR) was 100%. The complete response rate (complete or stringent complete response; CR/sCR) was 68% (13/19), with 3 additional responses being VGPR (16%), resulting in a rate of response at depth of VGPR or better of 84% (16/19). We have observed deepening of responses over time, with an increasing proportion of patients who reach sCR/CR with each month on study, which is suggestive that patients treated more recently may still reach deeper responses.

CART-ddBCMA Phase 1 ORR and Depth of Response over Time

As of the November 4, 2021 data cutoff date, amongst the patients who were dosed in DL1 at least 12 months prior with a median follow-up of 539 days, 4 of 6 (67%) were in ongoing response, with an mPFS that exceeded 489 days (~16 months), which could continue to lengthen with further follow-up. Of the 15 patients evaluable for minimal residual disease (MRD) testing, 14 were MRD negative at some level, and 12 had no measurable MRD to ≥10-5 cells, including 7 who had no measurable MRD at 10-6 cells.

A plot of each patient’s response and DOR with MRD response as of the data cutoff date of November 4, 2021, with adjustments to reflect the two disease progressions that occurred between November 4, 2021 and February 4, 2022, is presented below. Responses are ongoing for 14 patients (74%) as of February 4, 2022. As a result, median DOR (mDOR) has not yet been reached. For patients in the dose escalation cohort (n=12), ORR was 100% and CR rate was 75% as of November 4, 2021, and mDOR and mPFS could not yet be calculated due to 7 patients having ongoing responses, but they will exceed 10.2 and 11.1 months, respectively.

MRD testing at 10-4 was considered indeterminate; patients with MRD assessment at 10-5 and 10-6 were considered “true negative” for correlation with clinical outcome.

Subjects followed for <3 months are not yet evaluable for efficacy analyses.

* Reflects update to 11/04/2021 data with two patient progressions

In the United States, it is estimated that up to 20% of the r/r MM population has EMD. Patients with EMD in clinical trials of other BCMA-targeting CAR-T therapies have been reported to experience worse outcomes, including lower ORR, lower CR rates, shorter mPFS, and shorter mDOR, than non-EMD patients. In our Phase 1 trial, 38% of all enrolled patients and 58% of the patients in our dose escalation cohort had EMD.

As of the data cutoff date of November 4, 2021, the ORR was 100% and CR rate was 86% for the 7 patients in our dose escalation cohort with EMD who were evaluable for efficacy. mDOR and mPFS could not be calculated due to 4 (of 7) patients having ongoing responses, but they will exceed 11.7 and 12.6 months, respectively. The Phase 1 results of Carvykti (LEGEND-2) as presented at ASH 2020, indicated that ORR was 82.4%, CR rate was approximately 60%, and mPFS was 8.1 months for patients with EMD (mDOR was not reported). Results from the pivotal trial of Carvykti (CARTITUDE-1) did not present separate results for patients with and without EMD, but notably, as the proportion of patients with EMD decreased from 30% in the LEGEND-2 trial to 13% in the CARTITUDE-1 trial, the reported ORR, CR rate, mPFS, and mDOR were all improved compared to LEGEND-2. The data presented in this paragraph are based on cross-trial comparisons and not head-to-head clinical trials and may not be directly comparable due to differences in trial designs and methodologies. Nevertheless, we believe the preliminary results for patients with EMD treated with CART-ddBCMA show a potential for CART-ddBCMA to be a best-in-class treatment for r/r MM for patients with EMD.

We also expect that with additional enrollment in the expansion cohort, the overall patient population tested in our Phase 1 trial will more closely approximate the general r/r MM population without adjustment to the enrollment process, but we intend to take operational steps in our planned pivotal trial of CART-ddBCMA to ensure the population enrolled is representative of the disease at large.

Of the dosed patients, 22 were evaluable for safety analysis. The rate of AEs of grade 3 or higher CRS and ICANS are of special interest (AESIs). A potential difference was observed in the incidence of these events in DL2 compared with DL1. In DL2 (n=6), 1 patient had a grade 3 CRS event and another had a grade 3 ICANS event. No events of grade 3 or higher CRS or ICANS occurred in the 6-patient dose escalation cohort of DL1, but 1 out of 10 patients had a grade 3 ICANS event in the dose expansion cohort. In combined analysis of all patients in DL1, 100% had a grade 1 or 2 CRS event but 0% had grade 3 or higher CRS. The median time to onset of CRS was 1 (range 0-6) day(s) and median duration was 6.5 (range 2-8) days. The median time to ICANS onset was 3 days (range 2-4 days) with a median duration of 8 days (4-9 days). Only 1 (~6%) grade 3 (or higher) ICANS event occurred in DL1. All cases of ICANS and CRS resolved with standard interventions, such as tocilizumab and dexamethasone. We are conducting analyses to determine whether any patients may be treated as an outpatient. Additional AEs, regardless of attribution, were presented at the ASH 2021 Annual Meeting and are presented in the figures below. The observed AEs are consistent with those of other autologous CAR-T cells in clinical trials and in commercial use.

Clinical samples have been analyzed to demonstrate mechanism of action and characterize the cell expansion kinetics of CART-ddBCMA in the phase 1 trial. We have measured CAR-T cell number using polymerase chain reaction (PCR) to quantify the number of gene copies, i.e. vector copy number (VCN), of the CAR from the peripheral blood cells of patients. The pattern of cell expansion is consistent between patients and dose levels. The peak expansion of CART-ddBCMA most commonly occurs on day 9 (range 7-14) and in most subjects, CART-ddBCMA is no longer measurable at day 120. There has been no correlation between peak CART-ddBCMA quantity in the peripheral blood and the best overall response (BORR). Two graphs (one with all doses combined; one separated by dose) demonstrating CART-ddBCMA quantification in peripheral blood over time are shown in the figures below. In the dose escalation cohort, there was no difference in the peak number of CART-ddBCMA cells in the peripheral blood in DL1 versus DL2. However, in DL2, the peak number was reached on day 10, while the peak occurred at day 14 in DL1. We believe this suggests that the higher dose level may have driven more rapid expansion and therefore more cytokine-related adverse events.

CART-ddBCMA cell quantification using PCR to quantify VCN at sequential timepoints (n=21 patients)

	Median time to peak, days	Range, days
DL1	14	9-21
DL2	10	7-14
Combined	11	7-21

We intend to provide further updates on the results of the ongoing Phase 1 trial at the 2022 Annual Meetings of ASCO and ASH this June and December, respectively.

iMMagine: Planned Phase 2 Pivotal Trial of CART-ddBCMA

Our planned Phase 2 pivotal trial of CART-ddBCMA in r/r MM, the iMMagine trial, is scheduled to begin enrollment in 2022. We expect the trial will be a single-arm, open-label, evaluation of the efficacy of CART-ddBCMA, as measured by the primary endpoint of ORR. Secondary endpoints will include sCR/CR rate and duration of response of a single infusion of CART-ddBCMA after lymphodepleting chemotherapy. The primary endpoint was selected based on historical precedent of the primary endpoint used in other CAR-T pivotal trials and the selection of this primary endpoint has been reviewed and agreed with the FDA. Based upon feedback from regulatory authorities, we plan to include a total of approximately 110 patients in an integrated analysis of efficacy and safety, which may include patients from the Phase 1 trial, provided all requirements of the iMMagine trial apply to those patients. We plan to enroll approximately 100 patients in the iMMagine trial and expect a median follow-up requirement of approximately 12 months. This trial will be conducted at institutions in the United States only. Secondary and/or exploratory endpoints will include duration of response, progression free survival (PFS), overall survival (OS), CR/sCR rate, assessment of minimal residual disease, further characterization of the safety profile of CART-ddBCMA in a larger patient population, and confirmatory correlative biomarker analysis for pharmacology, predictive biomarkers of depth and duration of response, and manufactured CART-ddBCMA cell phenotyping. Assuming positive data from this clinical trial, we plan to file a BLA in 2025.

CART-ddBCMA: Earlier Lines of Therapy (iMMagine-2) and Post-BCMA Targeted Therapy

Ultimately, we believe the use of CART-ddBCMA will move to earlier lines of therapy in MM so following completing enrollment of the iMMagine trial, we plan to initiate enrollment of a clinical trial designed to evaluate efficacy of CART-ddBCMA in additional populations, which we refer to as the iMMagine-2 program. Similar to other CAR-T therapies targeting BCMA, we plan to focus on enrollment of patients in earlier lines of therapy that have high risk of recurrence and/or presence of MRD. Additionally, we will enroll a cohort of patients who have been treated with prior BCMA-targeting therapy to determine efficacy and safety in this population. We will seek to demonstrate in the iMMagine-2 trial that CART-ddBCMA can provide clinical benefit in patients in earlier line populations.

CART-ddBCMA: Future Clinical Plans

We also plan to initiate clinical trials of CART-ddBCMA in other key geographies, such as Europe and Asia.

ACLX-001 (BCMA): Planned Clinical Development

Our first ARC-SparX program is ACLX-001, an immunotherapeutic combination composed of ARC-T cells and bi-valent SparX proteins targeting BCMA, or SPRX001, for the treatment of r/r MM. We have received FDA clearance for our IND application to advance ACLX-001 into clinical development, where we will use our ARC-T cells for the first time in combination with SPRX001. We are currently preparing applications for Fast Track, Orphan Drug and RMAT designations. We plan to initiate our Phase 1 dose-escalation clinical trial of ACLX-001 in the first half of 2022, utilizing the same antigen binding domain as CART-ddBCMA. This trial is intended to serve as clinical validation of our ARC-SparX platform as we seek to understand PK, safety profile, and dosing strategy for future clinical development. We intend to present interim clinical data of the Phase 1 trial of ACLX-001 in 2023.

Escalation of the ARC-T cell dose and escalation of the SPRX001 dose may happen in parallel and/or in series depending on observations of safety and efficacy in each combination dose level. In addition, the clinical trial is designed to allow flexibility in the frequency of SPRX001 administration based on observed pharmacokinetics of SPRX001 and ARC-T cell expansion kinetics. Preclinical data suggest that frequency of dosing may be a key factor for the efficacy and safety of ACLX-001 due to the ability to control ARC T interaction with tumor cells (via antigen binding) through SPRX001.

The clinical trial design is intended to accelerate the timeline to meaningful clinical data as compared with more standard dose evaluation approaches. The primary objective of the trial is to identify a dosing regimen that does not exceed the maximally tolerated dose (MTD) and achieves clinical benefit comparable to what has been observed in our Phase 1 clinical trial of CART-ddBCMA. The primary endpoint of the trial will be to determine the incidence of treatment-emergent adverse events (TEAEs), including dose limiting toxicities (DLTs). Upon completion of the Phase 1 trial, we will leverage the learnings from this trial to advance our AML/MDS programs utilizing ARC-SparX and consider developing additional SparX for r/r MM for a broader pipeline in this disease area.

Our AML/MDS Programs

With the ARC-SparX platform we are developing a comprehensive solution for personalized therapy tailored to the molecular profile of an AML/MDS patient’s disease.

Diseased cells from AML and high risk MDS patients often have a complex cytogenetic profile that leads to significant clonal heterogeneity. This heterogeneity exists not only between patients but also within an individual’s disease. Traditional targeted therapies including CAR-Ts have struggled to drive deep and durable responses because they target only a fraction of the patient’s diseased cells. In addition, traditional CAR-T targets in AML/MDS such as CD33, CD123 and CLL1 are expressed on normal myeloid cells, including progenitor cell populations, which may lead to prolonged myelosuppression.

We intend to build a library of SparX proteins targeting different AML and MDS antigens that can be used in any combination depending on the molecular profile of a patient’s diseased cells to combat disease heterogeneity. Furthermore, we believe the controllability of the ARC-SparX platform will give physicians the ability to turn off the therapy once disease is controlled to allow for faster recovery of the normal myeloid compartment and thus less toxicity. We plan to initiate the Phase 1 clinical trial for ACLX-002 for AML/MDS in the second half of 2022 and plan to initiate a Phase 1 clinical trial for ACLX-003, an ARC-SparX product candidate directed at another antigen associated with AML/MDS in 2024.

Background, Current Treatments and Limitations

Acute myeloid leukemia (AML), also referred to as acute myelogenous leukemia, arises from healthy bone marrow stem cells that have accumulated multiple genetic mutations causing the mutated stem cells to grow uncontrollably. The aggressive growth of AML cells in the bone marrow disrupts the development of healthy blood cells including white cells, red cells and platelets. The net result is that AML patients often present with anemia (too few red blood cells), infections (caused by too few functioning white blood cells) or frequent bleeding and bruising (caused by too few platelets). The aggressive growth of AML in the bone marrow and blood, its disruption of normal blood cell production and the lack of durable treatments leave AML patients with a 28.7% five-year survival rate.

According to the National Cancer Institute SEER database, there were estimated to be 64,512 people living with AML in the USA in 2017. In 2020, new cases were estimated to have been approximately 19,940, with 11,180 deaths. The disease accounts for approximately 1.1% of all new cancers, but is the most common acute leukemia affecting adults. AML also represents approximately 20% of childhood leukemia.

The standard of care for the majority of AML patients consists of induction chemotherapy (cytarabine and anthracycline) followed by additional rounds of chemotherapy with or without stem cell transplant. Although approximately two-thirds of patients achieve remission, relapse often occurs within the first 18 months following treatment. The high relapse rate points to the need for new therapies capable of extending disease free survival. We believe there is a critical need to develop new therapeutic modalities with greater safety and efficacy, especially for patients with r/r AML.

Currently, new therapies for AML have many limitations. The lead candidates of small molecule inhibitors of proteins that are over-expressed or otherwise dysregulated in AML show only modest efficacy with short duration of response. Antibody-based therapeutics, including antibody-drug conjugates and bispecifics, have thus far shown limited efficacy and in some cases, significant toxicities. Additionally, CAR-T therapy is being deployed with specificity for various targets including CD33, CD123, FLT3, CLL1, CD19, IL1RAP and NKG2DL. Many of these therapies are in the early stages of clinical development. The common theme across the various therapeutic modalities described above is the need for new therapies with enhanced efficacy and improved safety.

Myelodysplastic syndrome (MDS) is a closely related disease in which a population of abnormal myeloid stem cells develop in the bone marrow. Depending on the type of abnormal, or dysplastic cell that emerges, patients may experience a specific decrease in red blood cells, or one of the disease-fighting cell populations referred to as monocytes, neutrophils and dendritic cells. Like AML, MDS impacts the elderly with patients often diagnosed in their 70s. The incidence of MDS has been estimated to be as low as 10,000 new cases per year in the United States. MDS is considered to be a type of cancer because about one-third of MDS patients progress to AML. Standard therapy for MDS is cytarabine alone or in combination with idarubicin or daunorubicin. Stem cell transplant can cure MDS but the advanced age of onset and co-morbidities often limit MDS patient transplant eligibility due to the toxicity of typical transplant conditioning regimens, especially for those patients characterized with high risk MDS. Thus, new therapies are needed for MDS patients as well.

ACLX-002 (CD123): Preclinical Development

Our first AML/MDS product candidate is ACLX-002, which is be an immunotherapeutic combination agent composed of the same ARC-T cells used in ACLX-001, together with mono-valent SparX proteins that each contain a binding domain directed at CD123.

Based on the potential validation of our ARC-SparX platform in our planned Phase 1 clinical trial of ACLX-001, we intend to advance our ARC-SparX platform into myeloid diseases by initiating our Phase 1 clinical trial for ACLX-002 in the second half of 2022 for the treatment of r/r AML and high-risk MDS. We are currently preparing applications for Fast Track, Orphan Drug and RMAT designations.

The in vitro cytolytic activity of ACLX-002 was assessed by co-culturing a CD123-expressing human AML tumor, MOLM-14-GFP/Luc. For the negative control, we used ARC-T cells together with a SparX protein that could not bind the tumor (Negative Control). As shown in the figure below, ACLX-002 exhibited dose-dependent MOLM-14 killing across a broad range of SparX protein concentrations (10-4 nM to 102 nM); p<0.0001). In contrast, the same ARC-T cells failed to kill MOLM-14 cells in the presence of the Negative Control SparX. Each data point shows the mean standard deviation for triple replicates where the significance of the comparison of the dose response curves for ACLX-002 and ARC-T dosed together with the Negative Control SparX has a p-value less than 0.0001.

In Vitro Cell Killing of Human MOLM-14-GFP/Luc Tumors by ACLX-002 is Dependent on SPRX002 Dose

The in vivo anti-tumor activity of ACLX-002 was compared to that of a CAR-T cell with a scFv-based binding domain directed at CD123 (CART-CD123). NSG mice were injected on Day 0 with MOLM-14-GFP/Luc, a CD123 expressing human AML cell line, the presence of which can be quantitated by a co-expressed GFP and Luc. We monitored tumor growth by using BLI to measure bioluminescence produced by diseased cells. Six days after MOLM-14 injection, the first group of mice received 5 million CART-CD123 cells, the second group received 5 million ARC-T cells with 1 mg/kg daily (q.d.) of the Negative Control SparX that does not bind the tumor. Mice in the third, fourth and fifth groups each received 5 million ARC-T cells along with doses of 1 mg/kg bi-valent SparX proteins targeting CD123 (SPRX002) q.d., 1 mg/kg SPRX002 dosed every other day (q.o.d.) and 0.3 mg/kg q.o.d. respectively. Each treatment group contained 4 or 5 mice. Mice were imaged weekly for four weeks with an additional imaging on the third day following treatment because this cell line grows quickly. As expected, tumors in mice receiving the Negative Control SparX grew quickly while tumors in mice receiving the CART-CD123 were largely eliminated within 28 days of CART-CD123 administration. The CART-CD123 treatment group as well as all three ACLX-002 treatment groups of mice were observed to have significant anti-tumor activity on days 3, 7 and 14 after receiving treatment (p<0.001). Among mice receiving 1 mg/kg of SPRX002 q.d. or q.o.d., tumors were also mostly cleared within 28 days. Mice treated with 0.3 mg/kg SPRX002 q.o.d displayed robust anti-tumor activity but did not fully clear the tumors by Day 28. These results demonstrate tumor killing that is comparable to that observed with the CART-CD123 and dependent on SPRX002 dose and schedule.

ACLX-002 Clearance of MOLM-14-GFP/Luc Tumors is Dependent on Both Dose and Schedule of SPRX002

ACLX-002 (CD123): Planned Clinical Development

We plan to begin clinical development of ACLX-002 in the second half of 2022 with initiation of a Phase 1, dose escalation trial of both ARC-T cells and SPRX002 in advanced AML and/or MDS. Escalation of the ARC-T cell dose and escalation of the SPRX002 dose may happen in parallel and/or in series depending on observations of safety and efficacy in each combination dose level. In addition, the clinical trial is designed for flexibility in the frequency of SPRX002 administration based on observed pharmacokinetics of SPRX002 and ARC-T cell expansion kinetics. Preclinical data suggest that frequency of dosing may be a key factor for the efficacy and safety of ACLX-002 due to the ability to control ARC-T interaction with tumor cells (via antigen binding) through SPRX002.

The clinical trial design is intended to accelerate the timeline to meaningful clinical data as compared with more standard dose evaluation approaches. The primary objective of the trial is to identify a recommended phase 2 dose (RP2D) that does not exceed the MTD and achieves evidence of clear clinical benefit. The primary endpoint of the trial will be to determine the incidence of TEAEs, including DLTs.

Assuming positive data from the planned Phase 1 trial of ACLX-002, we expect that we will likely conduct Phase 2 trial of ACLX-002 to further study its potential efficacy. Depending on observed efficacy, this trial has the potential to be a pivotal trial from which data could support the filing of a BLA with FDA. We plan to develop ACLX-002 in combination with additional SparX proteins against additional target antigens with the goal of overcoming tumor antigen heterogeneity in AML/MDS.

ACLX-003

We have also identified a group of high priority antigen targets associated with AML/MDS through internal analyses and conversations with key opinion leaders and are developing additional SparX proteins against such target antigens. We anticipate initiating a Phase 1 clinical trial for our next most advanced AML/MDS ARC-SparX product candidate, which we refer to as ACLX-003, in 2024.

The in vitro cytolytic activity of ACLX-003 was assessed by co-culturing a CD123-expressing human AML tumor, MV4-11-GFP/Luc. As shown in the left panel of the figure below, ACLX-003 exhibited dose-dependent MV4-11 killing that was comparable to that seen with ACLX-002. A second AML tumor model, MOLM-14-GFP/Luc, was used to evaluate the in vivo anti-tumor activity of ACLX-003. Six days after MOLM-14 injection, mice received 5 million ARC-T cells with daily administration of 3 mg/kg SPRX003 or 0.3 mg/kg SPRX002. As shown in the right panel of the figure below, tumors in mice receiving either SPRX003 or SPRX002 were eliminated within 14 days of ARC-T administration. These results demonstrate that ACLX-003 is capable of curing mice harboring AML tumors, and we are currently evaluating the anti-tumor activity of lower doses of SPRX003.

Comparable in vitro and in vivo Activity Observed Between ACLX-002 and ACLX-003

Other AML/MDS Product Candidates

We have also isolated D-Domain binders to several other high value AML/MDS targets and plan to progress them in our pipeline to add to our AML/MDS SparX library. In two of our discovery projects, which we refer to as AML-3 and AML-4, we have engineered D-Domains into SparX proteins that bind to AML-3 and AML-4 targets, respectively, and both are undergoing further evaluation. Additionally, we are building a map of target expression in primary AML patient tumors to understand how our targets may eventually be combined to combat the inherent heterogeneity of the disease.

Our Solid Tumor Program

We intend to develop multiple assets and novel technology to combat a variety of solid tumor indications while leveraging the strengths of each of our existing therapeutic platforms.

ddCARs may be best suited for targets that have high homogeneous tumor cell expression with little to no normal cell expression with potential for a wide therapeutic window. We are continuing to build ddCARs where the target biology supports this approach. To this end, we have selected D-Domain binders to an attractive target that we are evaluating as a ddCAR to potentially treat patients with HCC.

Some solid tumors have been shown to contain a high level of heterogeneity within an individual’s tumor. Where this heterogeneity exists, we believe a library of SparX proteins targeting a specific solid tumor patient population has the potential to drive deep and durable responses beyond those produced by any single targeting therapeutic. We currently have engineered novel SparX proteins for various solid tumor-associated antigens, some with overlapping expression in specific patient populations such as SCLC, that together may allow ARC-SparX product candidates to overcome antigen heterogeneity of the disease.

Targeting solid tumors with cellular therapy presents additional hurdles such as on-target off-tumor toxicity as well as physical and immunological barriers. We intend to use a multi-pronged approach employing innovative technological solutions such as AND-gated SparX proteins as well as technologies designed to enhance the persistence and function of ddCAR or ARC-T cells in the tumor environment. We also intend to employ clinical and translational strategies such as combinations with checkpoint inhibitors to boost activity of ddCAR or ARC-T cells to further overcome some common immunological barriers to successful CAR-T therapy.

Additional Indications and Applications of Our Technology

We believe our platform technologies lend themselves to a broad array of potential applications, including:

Novel Targets. We believe our platforms are well suited to safely and rapidly explore targeting of novel antigens that would be otherwise challenging to target with a conventional CAR-Ts. We have successfully generated D-Domain binders to over a dozen tumor antigens and are employing sophisticated tools, such as AI and ML, to optimize these assets. We employ AI-based approaches to assist in the optimization of D-Domain properties and continue to develop AI-based approaches to enhance our discovery process. We currently use an in-silico immunogenicity risk assessment and deimmunization platform using an ML algorithm for predicting potential immunogenic epitopes. We also use AI-based protein structure determination programs to analyze the surface chemistry of our D-Domains to better determine aspects such as library design and hit optimization. We believe further implementation of AI and ML can assist in other areas of the discovery process such as D-Domain affinity optimization from deep learning of analysis of thousands of D-Domain sequences from our panning and screening campaigns.

Allogeneic Cell Therapy Products and Other Immune Cell Therapies. We believe it will be important for patients to have both autologous and allogeneic cell therapy options as both therapeutic options mature, including therapies derived from T cells and NK cells. We believe allogeneic cell therapies may not be a fit for all indications and as such we expect to develop them where applicable as another tool in our fight against cancer that includes our autologous ddCARs and ARC-SparX. While our initial clinical programs utilize autologous ARC-T cells, we also anticipate developing allogeneic cell therapy technologies to target the broadest indications and/or create an off-the-shelf universal cell therapy.

Indications Beyond Oncology. As the field of adoptive cell therapy looks to apply the technology beyond oncology, including transplantation, autoimmune, cardiac, infectious and neurological diseases, so too do we seek to explore such opportunities. We envision expanding into treatments for antibody-mediated autoimmune diseases, such as refractory systemic lupus erythematosus, refractory primary Sjogren’s syndrome, or thrombotic thrombocytopenic purpura. For example, published scientific studies have shown that clearance of plasma cells within patients that have antibody-mediated autoimmune diseases have resulted in improvement in clinical symptoms. We can test CART-ddBCMA or ACLX-001 in these settings to eliminate normal plasma cells for patients with these severe autoimmune diseases.

Diagnostics. Our D-Domains or SparX proteins may be used in various diagnostic settings much like monoclonal antibodies or antibody fragments. As an example, we can envision labeling SparX proteins with a radiotracer for imaging tumors in patients as a patient selection tool prior to starting therapy with that same SparX together with ARC-T cells.

Antibody Alternatives. Our binding domains have many positive attributes over scFv binding domains that we believe could allow them to be used as an scFv alternative in non-cell therapy applications and serve as the foundation to creating a new class of therapeutic antibody alternatives.

Manufacturing and Delivery

Our manufacturing process is consistent across CART-ddBCMA cells and ARC-T cells. This consistent process enables flexibility of cell product production within a site using the same equipment and consistent protocols, utilizing product specific viral vector input. As we advance clinical development of multiple product candidates across our ddCAR and ARC-SparX platforms, we have secured key components, including lentiviral vector, and capacity from our manufacturing partners to ensure we are able to complete enrollment for our planned CART-ddBCMA Phase 2 pivotal trial, earlier line clinical trial of CART-ddBCMA, and our planned Phase 1 trial of ACLX-001.

CART-ddBCMA Cell and ARC-T Cell

We currently rely on third parties for the manufacture and release testing of viral vectors and product candidates for clinical testing. We also currently rely on third parties for patient apheresis material logistics, as well as to package, label, store and distribute our product candidates. As we progress through development to commercialization, we will leverage our best-in-class vendors and evaluate other options to secure commercial-scale capacity.

Our current cell manufacturing supplier has proven to be a reliable partner for the CART-ddBCMA Phase 1 trial, releasing 100% of initiated cell product runs through February 4, 2022, and will continue to deliver cell product for CART-ddBCMA Phase 1 expansion trial. Of the first 20 lots, cell product for CART-ddBCMA has thus far had a mean viability of 98%, a mean CAR+ rate of 74%, and a mean yield of nearly one billion cells, more than sufficient for our intended therapeutic dose of 100 million cells.

Viability by Lot: Viability is reported as the percentage of viable cells in the drug product with an acceptance limit of 70%. Based on over 20 lots of CART-ddBCMA run through February 4, 2022, we have achieved a mean of 98%, well above the acceptance level.

%CAR+ by Lot: CAR positive, as defined by proportion of cells expressing the CAR construct on the cell surface, is well above acceptance levels, as well as published competitor reports. A high proportion of CAR+ cells lowers the total number of T cells required to be administered.

Yield (millions of cells): Based on our CART-ddBCMA process, our mean yield is nearly one billion cells, surpassing the levels needed for both our low dose of 100 million cells and our high dose of 300 million cells.

We are continuing to invest in process improvements to reduce the overall process time and improve costs. Our D-Domain, due to its stability, has demonstrated a high transduction rate resulting in a more efficient manufacturing process. We believe this will translate to improved processes that will reduce the time to intervention for patients.

We have established partnerships with established and experienced cell therapy contract manufacturers to supply clinical materials and manufacturing capabilities for our clinical trials. As we scale to commercialization, we will increase capacity with our current suppliers and evaluate other options to secure commercial-scale capacity.

The manufacturing process for our ARC-T cells is consistent with the CART-ddBCMA process. However, cells are transduced with a lentiviral vector encoding our universal ARC, which is a CAR with an anti-TAG binding domain, in lieu of a lentiviral vector encoding the CAR construct with a ddBCMA binding domain. Because our ARC-T cells are designed to express the same TAG-specific binding domain rather than a cell surface antigen-specific binding domain, the same lentiviral vector encoding the universal ARC can be used for every patient regardless of disease or target antigen.

SparX Protein

We manufacture SparX proteins in-house for most research activities, but we use a third-party CMO for most preclinical studies, and all clinical trials. We produce research SparX proteins in mammalian and microbial systems using fermentation and protein purification strategies that we believe can be scaled for commercial purposes. The purified SparX protein is formulated to the desired concentration and then put into the desired formulation buffer. Every SparX protein is monitored throughout the purification process and afterwards using an array of analytical tests that assess SparX protein size, binding activity and potential biophysical changes in the SparX protein. We anticipate the process will evolve over time to improve yields, quality and quantity of recovered SparX protein.

Competition

The biotechnology and pharmaceutical industries, including the oncology subsector, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. Any candidate that we successfully develop and commercialize will have to compete with existing therapies as well as therapies that may be developed in the future. While we believe our D-Domain, ddCAR and ARC-SparX platforms and scientific expertise provide us with a number of key advantages, we face substantial competition from many different sources, including large pharmaceutical companies and biotechnology companies, academic research institutions and governmental agencies, and public and private research institutions.

We anticipate substantial direct competition from other organizations developing advanced CAR-Ts, other types of genetically modified cell therapies, or other anti-BCMA biologics due to their promising clinical therapeutic effect in clinical trials including: 2seventy, Abbvie, Allogene, Amgen, Autolus, Bristol-Myers Squibb, CARSgen, Cartesian, Cellular Biomedicine Group, Gracell, GSK, Innovent, Johnson & Johnson, Legend, Novartis, Pfizer, Poseida Therapeutics, Precision BioSciences, Pregene, and Regeneron. In addition, some companies, such as Allogene, Caribou Biosciences, Cellectis, Celyad, and Crispr, are developing allogeneic cell therapies that could compete with our product candidate.

We cannot predict whether other types of CAR-T or other genetically modified cell therapies may be developed and demonstrate greater efficacy, and we may have direct and substantial competition from such therapies in the future. Further, despite the unique approach that we have developed to address the limitations of CAR-T and other types of genetically modified cell therapies, we expect to face increasing competition as new, more effective treatments for cancer enter the market and further advancements in technologies are made. We expect market adoption of any treatments that we develop and commercialize to be dependent on, among other things, efficacy, safety, delivery, price and the availability of reimbursement from government and other third-party payors.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, gene therapy and cell therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

Commercialization

In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. Prior to approval of any of our product candidates, we intend to develop a commercialization infrastructure for those products. We will initially focus on the United States and be prepared to expand to other key markets as subsequent regulatory approvals are received. While we are preparing to launch on our own we will continue to evaluate partnership opportunities to provide commercialization infrastructure, including sales and marketing and commercial distribution.

Development, Evaluation and License Agreement with Pfenex Inc.

In December 2018, we entered into a Development, Evaluation and License Agreement with Pfenex Inc. pursuant to which we obtained the option to obtain worldwide, sublicensable, exclusive licenses to incorporate certain proprietary SparX proteins into our ARC-SparX platform. Under the terms of the agreement, Pfenex is eligible to receive development funding in addition to development, regulatory and commercial milestones up to an aggregate of $19.3 million for each product incorporating a SparX protein expressed using a production strain based on the technology licensed from Pfenex, as well as low single-digit royalties during the royalty term on worldwide net sales of any such products. The royalty term is on a licensed SparX protein-by-licensed SparX protein and country-by-country basis and the shorter of (i) ten years from the date of first commercial sale and (ii) three months after the launch of a generic drug in such country. Such royalties for combination product are subject to certain net sales adjustments. Arcellx may terminate its licenses to individual proprietary SparX proteins at any time upon prior written notice. Either party may terminate for a materially uncured breach subject to a disputed breach resolution mechanism.

Intellectual Property

Developing intellectual property is a vital component of our business plan for maximizing return on our investments. We actively develop intellectual property that we believe is important to our business, including seeking, maintaining, enforcing and defending United States and international patent rights for our product candidates, processes, and our discovery, development, and therapeutic platforms. We pursue, maintain and defend patent rights in strategic areas to protect the technology, inventions and improvements that are important to the commercial development of our business and our competitive position. We also rely on trade secrets to protect aspects of the technology, inventions and improvements that cannot be patented but are important to the development of our business and competitive position. We have spent considerable effort securing intellectual property rights, including patent rights related to our proprietary D-Domain binding domain, ARC and SparX protein technologies and to our product candidates.

As of December 31, 2021, we own three patent families directed to the proprietary D-Domain binding domain technology.

•
The first patent family includes three pending U.S. non-provisional applications, and several pending foreign patent applications in Australia, Brazil, Canada, China, the Eurasian Patent Organization, the European Patent Organization, Indonesia, India, Israel, Japan, the Republic of Korea, Mexico, New Zealand, Philippines, and Singapore. The family further includes three issued U.S. patents (U.S. Pat. Nos 10,662,248, 10,647,775 and 11,008,397), two granted European patents (EP Pat. Nos. 3280432 and 3280433) and nine patents granted (or applications allowed) in other commercially significant jurisdictions (Australian Pat. No. 2016246426, Israeli Pat. No. 254907, Indonesian Pat. No. 2018/07812, Japanese Pat. Nos. 6871232 and 6873101, Mexican Pat. No. 387517, Singaporean Pat. No. 11201708257U, and South African Pat. No. 2017/06875). EP Pat. No. 3280432 has been validated in Albania, Austria, Belgium, Bulgaria, Switzerland/Liechtenstein, Croatia, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, and Turkey; EP Pat. No. 3280433 is being validated in Belgium, Switzerland/Liechtenstein, Germany, Denmark, Spain, France, United Kingdom, Italy, Luxembourg, Monaco, Netherlands, Norway, and Sweden. Both EP patents were registered in Hong Kong. The patent family broadly covers libraries of our proprietary D-Domain binding domains, compositions comprising our proprietary D-Domain binding domains and methods of using our proprietary D-Domain binding domains. Compositions covered by the issued/granted claims include fusion polypeptides comprising our proprietary D-Domain binding domain and CARs comprising our proprietary D-Domain binding domains. Methods covered by the issued/granted claims include the use of CARs comprising our proprietary D-Domain binding domain in the treatment of cancer. The issued/granted claims encompass CART-ddBCMA and universal ARC-T cells, ACLX001: BCMA and ACLX002: CD123 SparXs, and methods of using thereof in the treatment of cancer. Any patent issuing from the first family is expected to expire in 2036, not including any patent term adjustment and patent term extension.
•
The second patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The second family includes an international application, three pending U.S. non-provisional applications, and pending foreign patent applications in Australia, Brazil, Canada, China, the Eurasian Patent Organization, the European Patent Organization, Indonesia, India, Israel, Japan, the Republic of Korea, Mexico, New Zealand, Philippines, Singapore, South Africa, and Hong Kong. Any patent issuing from the second family is expected to expire in 2038, not including any patent term adjustment and patent term extension.
•
The third patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The family includes a pending U.S. provisional patent application. We plan to convert the pending application into an international application. Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.

As of December 31, 2021, we also own two patent families directed to the proprietary ARC-SparX platform technology.

•
One patent family is directed to our ARC construct and SparX protein technologies, and to methods of using them in T cell-based and other therapeutic applications. The family includes a pending U.S. non-provisional application, and pending foreign patent applications in Australia, Brazil, Canada, China, the Eurasian Patent Organization, the European Patent Organization, Indonesia, India, Israel, Japan, the Republic of Korea, Mexico, New Zealand, Philippines, Singapore, South Africa, and Hong Kong. Any patent issuing from the family is expected to expire in 2038, not including any patent term adjustment and patent term extension.
•
A second patent family is directed to dosing regimens for employing the proprietary ARC-SparX platform technology in therapeutic methods. The family includes a U.S. provisional patent application. We plan to convert the pending application into an international application. Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position.

Our trademark portfolio currently contains pending U.S. trademark applications for the ARCELLX, ARCELLX logo, ARC-SPARX, ARC-T, SPARX, SPARX PROTEINS and SPARX PROTEIN trademarks.

We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Therefore, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specified circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach.

The patent and other intellectual property positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development, commercial strategies, drugs or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention.

For more information on these risks and other comprehensive risks related to our intellectual property, see Item 1A. Risks Relating to Our Intellectual Property.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products. Generally, before a new biopharmaceutical product can be marketed, considerable data demonstrating its quality, safety, purity and potency must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. Potency is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended, to effect a given result.

U.S. Biopharmaceutical Development

In the United States, the FDA regulates biopharmaceuticals under the Food, Drug and Cosmetic Act (FDCA) and the Public Health Service Act (PHSA). Biopharmaceuticals also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biologics must be licensed by the FDA under the PHSA through the submission of a BLA before they may be legally marketed in the United States. The process generally involves the following:

•
Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (GLP) requirements;
•
Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
Approval by an independent institutional review board (IRB), or ethics committee at each clinical trial site before each trial may be initiated;

•
Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, GCP requirements and other clinical trial-related regulations to establish the potency, purity and safety of the investigational product for each proposed indication;
•
Submission to the FDA of a BLA;
•
A determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
•
Satisfactory completion of a FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
•
Potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the BLA;
•
FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the United States; and
•
Compliance with any post-approval requirements, including the potential requirement to implement a REMS, and the potential requirement to conduct post-approval studies.

The data required to support a BLA are generated in two distinct developmental stages: preclinical and clinical. The preclinical and clinical testing and approval process requires substantial time, effort and financial resources.

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product biochemistry, formulation and stability, as well as in vitro and animal studies to assess the potential for toxicity and to establish a rationale for therapeutic use for supporting subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug.
•
Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.
•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the investigational product, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the investigational product has been associated with unexpected serious harm to patients.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (DSMB) or committee. This group provides authorization for whether a trial may move forward at designated check-points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the biochemical and physical characteristics of the investigational product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

Further, as a result of the COVID-19 pandemic, the extent and length of which are uncertain, we will be required to develop and implement additional clinical trial policies and procedures designed to help protect trial participants from the COVID-19 virus, which may include using telemedicine visits and remote monitoring of patients and clinical sites. We will also need to ensure data from our clinical studies that may be disrupted as a result of the pandemic is collected pursuant to the trial protocol and is consistent with GCPs, with any material protocol deviation reviewed and approved by the site IRB. Patients who may miss scheduled appoints, any interruption in trial drug supply, or other consequence that may result in incomplete data being generated during a trial as a result of the pandemic must be adequately documented and justified.

For example, on March 18, 2020 and in subsequent updates, the FDA issued a guidance on conducting clinical trials during the pandemic. The guidance describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report (or as a separate document) contingency measures implemented to manage the trial and any disruption of the trial as a result of COVID-19; a list of all trial participants affected by COVID-19-related trial disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or trial, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial.

Compliance with cGMP and GTP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

The FDA also will not approve the product if the manufacturer is not in compliance with GTP. These standards are found in FDA regulations and guidances that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products (HCT/Ps), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspection that follow a “risk based schedule” may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Review Process

Following completion of the clinical trials, data is analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling, biochemistry and manufacturing information to ensure product quality, identity, purity and other relevant data. In short, the BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2022 fee schedule, effective through September 30, 2022, the user fee for an application requiring clinical data, such as a BLA, is approximately $3.1 million. PDUFA also imposes an annual program fee for each marketed human biologic ($369,413 in FY 2022) and an annual establishment fee on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes physicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

For biologic drug products, an orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. However, competitors may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than the indication for which it is designated, it may not be entitled to orphan drug exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and has historically been interpreted by FDA to apply to the indication for which the product has been designated. In September 2021, however, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by FDA.

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority.

Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drug products are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. For biologics, the sponsor can request the FDA to designate the product for fast track status any time before receiving a BLA approval, but ideally no later than the pre-BLA meeting.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a biologic shown to be potent can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product.

Additionally, a drug product may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drug products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

RMAT Designation

As part of the 21st Century Cures Act, Congress created the Regenerative Medicine Advanced Therapy (RMAT) designation to facilitate an efficient development program for, and expedite review of, a product candidate that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. A sponsor may request that the FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may, as appropriate, fulfill such requirements through the submission of clinical evidence from clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like some of FDA’s other expedited development programs, RMAT designation does not change the standards for approval but may help expedite the development or approval process.

Abbreviated Licensure Pathway of Biological Products as Biosimilars or Interchangeable Biosimilars

The Patient Protection and Affordable Care Act (ACA), signed into law in 2010, includes the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

•
Analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;
•
Animal studies (including the assessment of toxicity); and
•
A clinical trial or trials (including the assessment of immunogenicity and pharmacokinetic or pharmacodynamic) sufficient to demonstrate safety, purity and potency in one or more conditions for which the reference product is licensed and intended to be used.

In addition, an application must include information demonstrating that:

•
The proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;
•
The condition or conditions of use prescribed, recommended or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;
•
The route of administration, the dosage form and the strength of the proposed biosimilar product are the same as those for the reference product; and
•
The facility in which the biological product is manufactured, processed, packed or held meets standards designed to assure that the biological product continues to be safe, pure and potent.

Biosimilarity means that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components, and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. In addition, the law provides for a designation of “interchangeability” between the reference and biosimilar products, whereby the biosimilar may be substituted for the reference product without the intervention of the healthcare provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

•
The proposed product is biosimilar to the reference product;
•
The proposed product is expected to produce the same clinical result as the reference product in any given patient; and
•
For a product that is administered more than once to an individual, the risk to the patient in terms of safety or diminished efficacy of alternating or switching between the biosimilar and the reference product is no greater than the risk of using the reference product without such alternation or switch.

FDA approval is required before a biosimilar may be marketed in the United States. However, complexities associated with the large and intricate structures of biological products and the process by which such products are manufactured pose significant hurdles to the FDA’s implementation of the law that are still being worked out by the FDA. For example, the FDA has discretion over the kind and amount of scientific evidence—laboratory, preclinical and/or clinical—required to demonstrate biosimilarity to a licensed biological product.

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for twelve years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a rare disease or condition (an orphan drug) may be entitled to seven years of exclusivity, in which case no product that is biosimilar to the reference product may be approved until either the end of the twelve-year period provided under the biosimilarity statute or the end of the seven-year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block biosimilarity applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping requirements, requirements to report adverse experiences and comply with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations, known as “off-label use,” and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new application or supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
•
Warning letters, or holds on post-approval clinical studies;
•
Refusal of the FDA to approve pending applications or supplements to approved applications;
•
Applications, or suspension or revocation of product license approvals;
•
Product seizure or detention, or refusal to permit the import or export of products; or
•
Injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Other U.S. Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services (CMS), other divisions of the Department of Health and Human Services (HHS), the Department of Justice (DOJ), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments.

For example, in the United States, sales, marketing and scientific and educational programs must also comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of biologic and pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: changes to our manufacturing arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Government Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions where we seek to commercialize any of our product candidates, including countries in Europe and Asia. Such foreign regulations govern, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products as well as authorization and approval of our product candidates. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of a clinical trial or marketing of a product in those countries. Certain countries outside of the United States have a similar approval process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted for each clinical trial to each country’s national health authority and an independent ethics committee, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical trial may proceed. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP requirements, applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the E.U. Clinical Trials Directive 2001/20/EC has sought to harmonize the E.U. clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the E.U. Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the E.U. countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (NCA) and one or more Ethics Committees (ECs). Under the current regime, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The E.U. clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the European Union will be identical. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the European Union.

E.U. Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of Marketing Authorizations:

•
The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP), of the European Medicines Agency (EMA), and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or for products that are in the interest of public health in the European Union.
•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member

States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SPC) and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

PRIME Designation in the E.U.

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines (PRIME) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from CHMP or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. The CMS has proposed to expand Medicaid rebate liability to the territories of the United States as well.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs, or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in 2020, the HHS and the CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements, and manufacturer price reporting under Medicare Part B. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization. These and other health reform measures that are implemented may have a material adverse effect on our operations.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. There is an increasing emphasis on cost containment measures in the United States with respect to healthcare costs and prescription drug prices and we expect it will continue to increase and exert greater pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework could reduce our ability to generate revenue in the future or increase our costs, either of which could have a material and adverse effect on our business, financial condition and results of operations. It is also possible that additional governmental action will be taken to address the COVID-19 pandemic. The continuing efforts of the government, insurance companies, managed care organizations, and other payers of healthcare services and medical products to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if approved, and our ability to achieve or maintain profitability.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, in order to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product in the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally, prices tend to be significantly lower.

Employees and Human Capital

As of December 31, 2021, we had 78 full-time employees, 61 of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated in Delaware in December 2014 under the name “Encarta Therapeutics, Inc.” and subsequently changed our name to “Arcellx, Inc.” Our principal executive offices are located at 25 West Watkins Mill Road, Suite A, Gaithersburg, Maryland 20878. Our telephone number is (240) 327-0603.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at www.arcellx.com following our filing of any of these reports with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these and other websites referenced throughout the filing are not incorporated and do not constitute a part of this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

We have used, and intend to continue to use, our investor relations website, press releases, public conference calls, and webcasts to disclose material non-public information and to comply with our disclosure obligations under Regulation FD.

Item 1A. Risk Factors.

Our business and industry are subject to significant risks. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could seriously harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risk Factor Summary

Our ability to execute our business strategy is subject to numerous risks, as more fully described in the section immediately following this summary. These risks include, among others:

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•
We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.
•
We will need substantial additional funding. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and development programs, future commercialization efforts or employee headcount.

Risks Related to Development of Our Product Candidates

•
Our product candidates are in the early stages of development. We have no products approved for commercial sale and have only recently begun clinical trials to test our first product candidate in humans, which may make it difficult for you to evaluate our current business and predict our future success and viability.
•
Our ddCAR and ARC-SparX platforms represent novel and unproven approaches to treatment, which makes it difficult to predict the timing, results and costs of product candidate development and the likelihood of obtaining regulatory approval. In addition, we may experience difficulty in identifying appropriate target binding domains.
•
Our ARC-SparX platform is highly dependent on the success of ACLX-001.
•
Clinical development is a lengthy, expensive and uncertain process. Our clinical trials may fail to demonstrate adequate safety and/or efficacy of any of our product candidates.
•
We may encounter substantial delays, including difficulties enrolling patients, in our clinical trials.
•
Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential, or result in significant negative consequences.

•
Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available.
•
Manufacturing genetically engineered products is complex and subject to both human and systemic risks. We or our third-party manufacturers may encounter difficulties in production and sourcing and may be subject to variations and supply constraints of key components. Modifications in manufacturing may require additional studies and regulatory filings, resulting in additional costs or delay.
•
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

Risks Related to Our Business

•
Our business is affected by the ongoing COVID-19 pandemic and may be significantly adversely affected as the pandemic continues or if other events out of our control disrupt our business or that of our third party providers.
•
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•
We expect to grow the size of our organization, and we may experience difficulties in managing this growth.

Risk Related to Reliance on Third Parties

•
We rely and will rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

Risk Related to Our Intellectual Property

•
If we are unable to obtain and maintain sufficient intellectual property protection for our platforms and our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

Risk Related to Government Regulation

•
We may be unable to obtain regulatory approval for our product candidates. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations.

Risk Related to Commercialization of Our Product Candidates

•
Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

Risk Related to Ownership of our Common Stock

•
The price of shares of our common stock may be volatile and may be adversely impacted by future events, and you could lose all or part of your investment.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our D-Domain, ddCAR and ARC-SparX technologies, identifying potential new target antigens, developing product candidates and undertaking research and development, including preclinical studies and clinical trials of our product candidates, all of which are biologics or biopharmaceuticals and require approval under a Biologics License Application (BLA). We have not yet demonstrated our ability to successfully initiate and complete any large-scale or pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history or were closer to commercialization. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges that may adversely affect our business.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $65.0 million and $32.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $130.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or Phase 1 clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will need to obtain substantial additional funding to complete the development of our product candidates.

Investment in biopharmaceutical product development is highly risky because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities, whether internally or with third-party partners and collaborators, and advance our product candidates through preclinical studies and clinical trials in order to obtain marketing approval. If we obtain marketing approval for any of our product candidates, we also expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations into the second half of 2023, but our assumptions could prove to be wrong, and we could consume capital significantly faster than we expect, requiring us to seek additional funding sources sooner than planned, through public or private financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. Our future capital requirements will depend on many factors, including:

•
The scope, progress, timing, results and costs of developing and manufacturing our product candidates, and their components, and conducting preclinical studies and clinical trials and other testing of our product candidates;
•
Our ability to continue our business operations and product candidate research and development, and to adapt to any changes in the regulatory approval process, manufacturing supply, or clinical trial requirements and timing due to the ongoing COVID-19 pandemic and otherwise, including our ability to comply with new regulatory guidance or requirements on conducting clinical trials during and after the COVID-19 pandemic;
•
The costs, timing and outcome of regulatory review of any of our product candidates;
•
The costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon their intellectual property rights;
•
Our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

•
The costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•
The extent to which our product candidates, if approved, can be offered by prescribers in various clinical settings, including academic hospitals and community practices, the acceptance of our products, if and when approved, by patients, the medical community and third-party payors, and the revenue received from commercial sale of any products for which we receive marketing approval;
•
The effect of competing technologies and market developments; and
•
The extent to which we acquire or invest in other businesses, products and technologies and any other licensing or collaboration arrangements for any of our product candidates.

We cannot be certain that additional funding will be available on acceptable terms, or at all, especially in view of the widespread impact of the COVID-19 pandemic (as further described under “Risks Related to Our Business”). If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to decrease headcount and/or significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the foregoing events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

In addition, we may seek additional capital due to strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

Risks Related to Development of Our Product Candidates

Our product candidates are in the early stages of development. We have no products approved for commercial sale and have only recently began clinical trials to test our first product candidate in humans, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are early in our development efforts. We are still developing our D-Domain, ddCAR and ARC-SparX platforms, and conducting drug discovery and preclinical studies for a number of product candidates while advancing our ongoing Phase 1 clinical trial for CART-ddBCMA. We have treated a small number of patients as of the date hereof and our clinical experience with our initial product candidate is limited. We have not initiated clinical testing of any product candidates based on our ARC-SparX platform. Because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

There is a high failure rate for biopharmaceutical products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Because of the early stage of development of our product candidates, our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:

•
Identification of additional target antigens for desired indications;
•
Identification and development of D-Domain-based binding regions that bind to the desired target antigens;
•
Successful completion of preclinical studies;
•
Submission of INDs or other regulatory applications for our planned clinical trials or future clinical trials and authorizations from regulators to initiate clinical studies;

•
Successful enrollment in, and completion of, clinical trials;
•
Achieving favorable results from clinical trials;
•
Receipt of marketing approvals from applicable regulatory authorities;
•
Establishing and maintaining sufficient manufacturing capabilities, whether internally or with third parties, for clinical and commercial supply;
•
Establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in combination with other products;
•
Sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials and commercialization activities;
•
Effectively competing with other therapies;
•
Developing and implementing successful marketing and reimbursement strategies;
•
Obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates; and
•
Maintaining a continued acceptable safety profile of any product following approval, if any.

If we do not achieve one or more of these requirements in a timely manner, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

We cannot be certain that our clinical trials will be initiated and completed on time, if at all, or whether our planned clinical strategy will be acceptable to the FDA or foreign health authorities. In addition, the COVID-19 pandemic is still evolving, and it is impossible to predict the impact this pandemic may have on the development of our product candidates, our preclinical studies and clinical trials, and our business.

To become and remain profitable, we must develop, obtain approval for and eventually commercialize products, if approved, that generate significant revenue. We do not expect to receive approval of any product candidates for many years and may never succeed in these activities. In addition, it is not uncommon for product candidates to exhibit unforeseen safety issues or inadequate efficacy when tested in humans despite promising results in preclinical animal models or earlier trials, and we may ultimately be unable to demonstrate adequate safety and efficacy of our product candidates to obtain marketing approval. Even if we obtain approval and begin commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability.

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development, manufacturing and other expenditures to develop and market additional product candidates. Our failure to become or remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

Our ddCAR and ARC-SparX platforms represent novel and unproven approaches to treatment, which makes it difficult to predict the timing, results and costs of product candidate development and the likelihood of obtaining regulatory approval. In addition, we may experience difficulty in identifying appropriate target binding domains.

We have concentrated our research and development efforts on our ddCAR and ARC-SparX platforms, and our future success depends on the successful development of these platforms. Although there are other cell therapies and adapter platforms in clinical development, our platform technologies, including our D-Domain technology, have not been extensively tested over any significant period of time. In addition, while we believe that our platforms may be capable of overcoming certain challenges faced by conventional CAR-T therapies, we cannot be certain that our approach will result in the intended benefits or will not result in unforeseen negative consequences over time. As an example, we may not be able to identify D-Domain binders that can recognize certain antigen targets that we would like to pursue, or the development of the applicable D-Domain, ddCAR or SparX protein targeting such antigens may be too challenging or expensive to be commercially viable. We do not currently have any approved or commercialized products. As with other targeted therapies, off-tumor or off-target activity could delay development or require us to reengineer or abandon a particular product candidate. There can be no assurance that any problems we experience in the future related to preclinical and clinical development of our novel platforms and our product candidates will not cause significant delays or unanticipated costs or that such problems can be solved. We may also experience delays in developing sustainable, reproducible and scalable manufacturing processes or transferring those processes to manufacturing partners or developing our own internal manufacturing capabilities, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

Because cell therapies represent a relatively new field of cellular immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of risks and challenges, including:

•
Developing and deploying consistent and reliable processes for procuring a patient’s apheresis material, engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;
•
Developing protocols for the safe administration of our product candidates;
•
Establishing integrated solutions in collaboration with specialty treatment centers and other clinical settings in order to reduce the burdens and complex logistics commonly associated with the administration of T cell therapies;
•
Conditioning patients with chemotherapy in conjunction with delivering each of our products, which may increase the risk of adverse side effects of our product candidates;
•
Educating medical personnel about the administration of our product candidates, particularly if our clinical trials permit expansion of participating physicians to those in various clinical settings;
•
Educating medical personnel regarding the potential efficacy and safety profiles of our product candidates, as well as the challenges, of incorporating our product candidates, if approved, into treatment regimens;
•
Sourcing, supplies for the materials used to manufacture and process our product candidates for clinical trials and, in the future, commercial sale, if our product candidates are approved;
•
Developing reliable and scalable manufacturing processes;
•
Establishing adequate manufacturing capacity suitable for the manufacture of our product candidates in line with expanding enrollment in our clinical studies and our projected commercial requirements;
•
Achieving cost efficiencies in the scale-up of our manufacturing capacity;
•
Obtaining and maintaining regulatory approval from the FDA or other health authorities;
•
Establishing sales and marketing capabilities to successfully launch and commercialize our product candidates if and when we obtain any required regulatory approvals, and risks associated with gaining market acceptance of novel therapies if we receive approval; and
•
Obtaining coverage and adequate reimbursement from third-party payors for our novel therapies in connection with commercialization of any approved product candidates.

We may not be able to successfully develop our product candidates, our technology or our other product candidates in a manner that will yield products that are safe, effective, scalable or profitable. Additionally, because our technology involves the genetic modification of patient cells ex vivo, we are subject to additional regulatory challenges and risks, including:

•
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future;
•
Genetically modified products in the event of improper insertion of a gene sequence into a patient’s chromosome could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells;

•
Although our viral vectors are not able to replicate, there is a risk with the use of lentiviral vectors that they could lead to new or reactivated pathogenic strains of virus or other infectious diseases; and
•
The FDA recommends a 15-year follow-up observation period for all patients who receive treatment using gene therapies, and we may need to adopt such an observation period for our product candidates.

Moreover, public perception and awareness of cell therapy safety issues may adversely influence the willingness of subjects to participate in clinical trials of our product candidates, or if approved, of physicians to prescribe our products. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Treatment centers may not be willing or able to devote the personnel and establish other infrastructure required for the administration of CAR-T cell therapies. Physicians may not be willing to undergo training to adopt this novel and personalized therapy, may decide the therapy is too complex to adopt without appropriate training and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

Additionally, in developing our product candidates, we have not exhaustively explored different options in the design and method for manufacturing ddCARs, ARC-T cells and SparX proteins. Although we do not currently plan to change the structure of our ddCARs, ARC-T cells or SparX proteins in the near term, we may in the future find our ddCARs, ARC-T cells or SparX proteins, or any manufacturing process thereof, may be substantially improved with future design or process changes. Changes in product design and changes in the manufacturing process, equipment, or facilities may require further comparability analysis and approval by FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety, identity, purity and efficacy. For example, we have used a lentiviral vector to transduce the gene for the ddCAR and ARC constructs into patient T cells. In the future, we may find that another type of vector or other means of genetically modifying T cells may offer advantages, particularly as we consider inserting our ddCARs and ARC-T cells into other immune cells. Changing how we genetically modify the immune cells would necessitate additional process development, comparability studies, regulatory filings and clinical testing and delay existing product candidates.

In addition, the clinical trial requirements of the FDA and foreign health authorities and the criteria these regulators use to determine whether a product candidate is acceptable for approval, can vary substantially according to the type, complexity, novelty and intended use and market of the potential products. While CAR-T and other cell therapy products have made progress in recent years, only a small number of products have been approved in the United States or other markets, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates.

Our ARC-SparX platform is highly dependent on the success of ACLX-001.

Our ARC-SparX platform, including our AML/MDS program, is highly dependent on the success of ACLX-001, the first product candidate based on our ARC-SparX platform. ACLX-001 is an immunotherapeutic combination composed of ARC-T cells and bi-valent SparX proteins targeting BCMA, or SPRX001, for the treatment of r/r MM. The ARC-T cells and the SparX proteins comprising ACLX-001 are entirely novel and neither has been tested in humans. All SparX proteins are comprised of one or more antigen-specific binding domains fused to a protein that we refer to as the TAG. The TAG is a novel protein sequence derived from the 26kDA C-terminal fragment of human alpha fetoprotein (hAFP) and also has never been tested in humans. The ARC-T cells are designed to have a binding domain that recognizes the TAG, which we refer to as anti-TAG. The anti-TAG has also never been tested in humans. There can be no assurance that the ARC-T cells, the SparX proteins, the TAG, anti-TAG and other parts of ACLX-001 will not trigger an adverse response, cause unintended off-target recognition, limit the expected activity of the product candidates or result in other negative outcomes.

Additionally, because all product candidates in our ARC-SparX platform use the ARC-T cells, a failure with ACLX-001 will increase the actual or perceived likelihood that our other product candidates in the ARC-SparX platform will experience similar failures.

Our Phase 1 trial of ACLX-001 is intended to serve as clinical validation of our ARC-SparX platform as we seek to understand the pharmacokinetics, safety profile, and dosing strategy for future clinical development. Upon completion of the Phase 1 trial, we will leverage the learnings from this trial to advance our AML/MDS programs utilizing ARC-SparX and consider developing additional SparX for r/r MM for a broader pipeline in this disease area. If we do not successfully complete the Phase 1 trial for ACLX-001 in a timely manner or fail to achieve favorable results from the trial, we may experience significant delays or other issues in advancing our other ARC-SparX product candidates including ACLX-002, and ACLX-003 and our discovery projects, including AML-3 and AML-4.

Clinical development is a lengthy, expensive and uncertain process. Our clinical trials may fail to demonstrate adequate safety and/or efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization and potentially impact the development of our other product candidates.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including CART-ddBCMA, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates have adequate safety and efficacy profiles, and the manufactured drug product has quality attributes that are appropriate for use in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, particularly because early trials have smaller numbers of subjects tested. In addition, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues, such as immunogenicity, when tested in humans despite promising results in preclinical animal models.

Any clinical trials that we may conduct may not demonstrate the safety and efficacy profiles necessary to obtain regulatory approval to market our product candidates. As we continue developing our product candidates, serious adverse events, undesirable side effects, or unexpected characteristics may emerge, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the risk-benefit ratio is more acceptable.

Treatment with our product candidates may cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of patients with significant co-morbidities in our clinical trials may result in deaths or other adverse medical events due to an underlying condition or other therapies or medications that such patients may be using. As described above, any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance and impair our ability to commercialize our product candidates. Because the product candidates in our platforms share similar components, such as the D-Domain, a failure of one of our clinical trials may also increase the actual or perceived likelihood that our other product candidates will experience similar failures.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to a variety of factors, including, but not limited to, changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If our ongoing or future clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, or if we encounter safety concerns associated with our product candidates, we may:

•
Incur unplanned costs;
•
Be delayed in or prevented from obtaining marketing approval for our product candidates;
•
Obtain approval for indications or patient populations that are not as broad as intended or desired;
•
Obtain approval with labeling that includes significant restrictions on use or distribution or safety warnings including boxed warnings;
•
Be subject to changes in the way the product is administered;
•
Be required to perform additional clinical trials to support approval or be subject to additional post-marketing requirements;
•
Have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified Risk Evaluation and Mitigation Strategy (REMS);
•
Be subject to the addition of labeling statements, such as warnings or contraindications;
•
Be sued; and/or
•
Experience damage to our reputation.

In addition, even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or foreign health authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or foreign health authorities will view any of our product candidates as having adequate safety and efficacy profiles even if favorable results are observed in these clinical trials, and we may receive unexpected or unfavorable feedback from the FDA or foreign health authorities regarding satisfaction of safety, purity and potency (including clinical efficacy), amongst other factors. To the extent that the results of the trials are not satisfactory to the FDA or foreign health authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

We may encounter substantial delays in our clinical trials.

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Events that may prevent successful or timely completion of clinical development include:

•
Delays associated with the COVID-19 global pandemic, as further described under “Risks Related to Our Business”;
•
Delays in reaching a consensus with regulatory agencies on trial design;
•
Delays in reaching agreement on acceptable terms with prospective clinical research organizations (CROs), and clinical trial sites and obtaining required institutional review board (IRB), approval at each clinical trial site;
•
Delays in recruiting and enrolling suitable patients to participate in our clinical trials;
•
Failure to collect sufficiently viable white blood cells from patients, adequately expand or successfully transduce sufficient number of patient T cells for infusion or otherwise manufacture product candidates, or infuse patients in a timely manner with product candidate;
•
Failure by our CROs, other third parties or us to adhere the trial protocol or the FDA’s good clinical practices (GCPs) or applicable regulatory guidelines in other countries;
•
Third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or foreign health authorities for violations of applicable regulatory requirements;
•
Delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical trial sites, including due to a facility manufacturing any of our product candidates or any of their components being ordered by the FDA or foreign health authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (cGMPs) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•
Delays in having patients complete participation in a trial or return for post-treatment follow-up;
•
Clinical trial sites or patients dropping out of a trial or experiencing changing health or other conditions that require removing them from the trial;
•
Discovering that product candidates have unforeseen safety issues, undesirable side effects or other unexpected characteristics;
•
To the extent that we conduct clinical trials in foreign countries, the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries;
•
Receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial;

•
Suspensions or terminations by IRBs or Data Safety Monitoring Boards (DSMBs) or internal clinical holds and/or clinical holds from or by regulatory authorities;
•
Lack of adequate funding to continue operations; or
•
Changes in regulatory requirements and guidance that require amending or submitting new clinical protocols and/or amendments to INDs.

Any inability to successfully complete our clinical trials could result in additional costs to us or impair our ability to raise capital, generate revenues from product sales and enter into or maintain collaboration arrangements. In addition, if we make material manufacturing changes to our product candidates or change manufacturers, we may need to conduct additional bridging or comparability studies. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we encounter delays or difficulties enrolling patients in our clinical trials and/or retention of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until completion of treatment and adequate follow-up. The enrollment of patients depends on many factors, including:

•
Inability to enroll, or delay in enrollment of, patients due to outbreaks and public health crises, such as the COVID-19 global pandemic, as further described under “Risks Related to Our Business”;
•
The patient eligibility criteria defined in the protocol;
•
The perceived risks and benefits of the product candidate being studied;
•
The size of the patient population required for analysis of the trial’s primary endpoints;
•
The proximity of patients to trial sites;
•
The design of the trial;
•
Our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
Our ability to obtain and maintain patient consent;
•
Reporting of the preliminary results of any of our clinical trials; and
•
The risk that patients enrolled in clinical trials will drop out of the trials before completion of treatment and adequate follow-up.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigation sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates.

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, acts of war (including Russia’s actions in Ukraine), relevant to such foreign countries.

Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, preliminary or topline data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects.

Moreover, preliminary, interim and topline data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory approval.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential, or result in significant negative consequences.

Our product candidates involve genetically modified T cell-based immunotherapies. A number of genetically modified cell therapies, such as CAR-based products, have potentially severe side effects, including CRS and neurotoxicity, that can escalate and require intensive medical intervention and result in injury or death to the patients.

There is no guarantee that our product candidates will not have side effects similar to those seen in other genetically modified cell therapies or that we will be able to prevent side effects from escalating to an unsafe level for our patients. Additionally, our initial product candidates are directed at treating patients with r/r MM. These patients are often elderly and/or have significant co-morbidities, and we expect they will receive our product candidate as a last line of therapy after most others therapies have failed, and these patients may be particularly susceptible to safety and toxicity risks. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy may be complicated and difficult to manage, which could result in patient death or other significant issues. Additionally, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications.

We have designed a new binding domain that we believe should have low immunogenicity because we also removed potentially immunogenic sequences from their binding domains, which we refer to as “deimmunization.” However, it has never been tested in humans outside of our current Phase 1 trial and we cannot guarantee that there will not be any unexpected side effects from this binding domain or the SparX proteins that we plan to test as part of our product candidates. Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition in vivo by our novel binding domains, our product candidates may still cause unintended off-target recognition in patients. Additionally, our genetically modified T-cells, the ddCARs and the ARC-T cells, may still bind targets other than the target antigens or the TAG on our SparX proteins, respectively. If significant unexpected binding or off-target binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or other unexpected characteristics. Detection of any significant unexpected or off-target binding may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential off-target tissue that our product candidates may interact with. Any unexpected or off-target binding that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials and ability to proceed to marketing approval and commercialization.

If serious adverse events or undesirable side effects arise, we could be required to suspend, delay, or halt our clinical trials and regulatory authorities could deny approval or require us to limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Side effects that are observed during the trial, whether treatment related or not, could also affect patient recruitment for future trials or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Further, if serious adverse events or undesirable side effects are identified during development or after approval and are determined to be attributed to any of our product candidates, we may be required to develop REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry.

Any of these occurrences may harm our business, financial condition and prospects significantly.

Development of product candidates in combination with other therapies could expose us to additional risks.

Development of any of our product candidates in combination with one or more other therapies that have either been approved or not yet been approved for marketing by the FDA or comparable foreign regulatory authorities could expose us to additional risks, as combination therapies may increase the rate of serious or unexpected adverse events, which could result in a clinical hold as well as pre-approval and post-approval restrictions by the FDA or other regulatory authorities on the proposed combination therapy, including narrowing of the indication, warnings, additional safety data collection and monitoring procedures, and REMS, even if the cause of such serious or unexpected adverse events is not directly attributed to our product candidate. Any of these events or restrictions could have a material adverse effect on our business, development of our product candidates, delay our regulatory approval, and decrease the market acceptance and profitability of our product candidate if approved for a combination therapy.

We will not be able to market and sell any product candidate in combination with any unapproved therapies that do not ultimately obtain marketing approval. If the FDA or other comparable foreign regulatory authorities do not approve or revoke their approval of other therapies used in combination therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with such therapies we choose to evaluate in combination with any of our product candidates, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.

Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing approved therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the other therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially. Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies is prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Manufacturing genetically engineered products is complex and subject to both human and systemic risks. We or our third-party manufacturers may encounter difficulties in production and sourcing and may be subject to variations and supply constraints of key components. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

The manufacture of biological drug products, such as ddCARs and ARC-SparX, the components thereof, and the viral vectors used to manufacture these product candidates and components, is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of key components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity and efficacy of the product, product testing, operator error and availability of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability, purity, and efficacy failures, deficiencies, or other issues relating to the manufacture of our product candidates will not occur in the future.

Additionally, our product candidates are derived from cells collected from our patients and such cells may vary in type and quality as the patients may vary in age, stage of disease, and history of treatment among many other factors. We have strict specifications for the patient cell material and the product candidates we manufacture, including certain specifications that are reviewed and approved by regulatory authorities. The patient cell material variability may exceed our manufacturing process capability or deviate from the specified ranges, and result in failure in production of the patient therapy, lower quality batches, or even require adjustments to the specifications approved by authorities. The patient cell material may also be variable in factors that we currently may not be detecting with the analytical methods used or may not know how to measure and we may discover failures with the material after production. We may not be able to deliver the quality and consistency of our cell therapy products that we need or may need to re-collect cell material which can increase costs and/or cause delay, adversely impact patient outcomes and otherwise harm our clinical trials, reputation, business and prospects.

We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the product candidate back to the relevant parties and experience delays or shortages of certain clinical or commercial grade supplies and components. Logistical and shipment delays and problems caused by us, our vendors or other factors not in our control, including the pandemic, geopolitical tensions related to Russia’s actions in Ukraine, the resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, business interruptions, global supply chain issues, and weather, could prevent or delay the delivery of product candidates to patients. Additionally, we have to maintain a complex chain of identity and chain of custody with respect to patient material as it moves to the manufacturing facility, through the manufacturing processes and back to the patient. Failure to maintain chain of identity and chain of custody could result in patient death, loss of product or regulatory action.

Material modifications in the methods of product candidate manufacturing may result in additional costs or delay.

As product candidates progress from preclinical studies to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, materials and processes, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent purity, identity, potency, quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and could affect planned or other clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. This could delay completion of clinical trials and could require non-clinical or clinical bridging and comparability studies, which could increase costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved.

If we or our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. We currently outsource all manufacturing to third parties, but we and our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not currently have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

The process for treating cancer patients using T cell therapy is subject to human and systemic risks.

The “vein-to-vein” cycle for treating cancer patients using T cell therapy typically takes approximately four to six weeks and involves a large number of steps and human participants. First, the patient’s lymphocytes are isolated by apheresis at the clinical site and shipped to the manufacturing site. Under cGMP conditions at the manufacturing site, the patient’s lymphocytes are washed, and then enriched for CD3-positive T cells using specialized reagents. After overnight culture and T cell activation, the T cells are transduced using lentiviral vector transduction technology to introduce the CAR and ARC genetic construct into the enriched T cell population. At the completion of T cell transduction, the T cells are expanded for several days, harvested, formulated into the final drug product and then cryopreserved for delivery to patients. In the United States, samples of the final product are subjected to several release tests which must fulfill specified criteria for the drug product to be released for infusion. These include sterility, identity, purity, potency and other tests. We are subject to stringent regulatory and quality standards in the course of a T cell therapy treatment process, and we cannot assure you that our quality control and assurance efforts will be successful or that the risk of human or systemic errors in these processes can be eliminated.

Prior treatments can alter the cancer and negatively impact chances for achieving clinical activity with our product candidates.

Patients with hematological cancers typically receive highly toxic chemotherapy as their initial treatments that can impact the viability of the T cells collected from the patient and may contribute to highly variable responses to CAR-T cell therapies. Patients could also have received prior therapies that target the same target antigen on the cancer cells as our intended product candidate and thereby these patients may have cancer cells with low or no expression of the target antigen. As a result, our product candidates may not recognize the cancer cell and may fail to achieve clinical activity.

We may not be able to file additional INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We expect to submit additional INDs for our current and future product candidates. However, our timing for submitting these INDs is dependent on the results of further research. Additionally, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once clinical trials have begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that the FDA will not change its requirements in the future. These risks also apply to other clinical trials we may seek to commence under other INDs or amendments to existing INDs.

The market opportunities for certain of our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small, and our projections regarding the size of the addressable market may be incorrect.

We are initially developing CART-ddBCMA as a last line therapy for patients with r/r MM with plans to pursue label expansion into earlier lines of therapy. However, there is no guarantee that it, or any of our product candidates, even if approved, would be approved for earlier lines of therapy and any approved products may end up having a smaller market opportunity than we anticipated. Additionally, our projections of both the number of people who have the cancers we are targeting, as well as the size of the subset patient population who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. As a result, the number of patients may turn out to be fewer than expected.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and operational resources, we must prioritize our research programs and will need to focus our discovery and development on select product candidates and indications. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we intend to utilize with our clinical development strategy. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. As an example, although we believe that targeting BCMA initially before targeting other antigens will help us validate our platforms more easily, the risks associated with MM patients and the competition in cell therapies targeting BCMA, among others, could outweigh the benefits. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other products or drugs that are able to achieve similar or better results or make it difficult for us to develop our product candidates on a timely basis by limiting our access to patients, clinical trial sites, manufacturers and other resources. Our competitors include large and specialty pharmaceutical companies and biotechnology companies, academic research institutions and governmental agencies, and public and private research institutions. We believe the key competitive factors that will affect the development and commercial success of our product candidates are safety, efficacy, ensuring consistent quality and purity of the product candidates, delivery, price and the availability of reimbursement from government and other third-party payors.

We anticipate substantial direct competition from other organizations developing advanced CAR-T or other types of genetically modified cell therapies due to their promising clinical therapeutic effect in clinical trials, including 2seventy, Abbvie, Allogene, Amgen, Autolus, Bristol-Myers Squibb, Caribou Biosciences, CARsgen, Cartesian, Cellectis, Cellular Biomedicine Group, Celyad, Crispr, Gracell, GSK, Innovent, Johnson & Johnson, Legend, Novartis, Pfizer, Poseida Therapeutics, Precision BioSciences, Pregene, and Regeneron. In addition, we expect to also compete with companies developing:

•
T cells with CARs that are reactive to tumor associated antigens;
•
T cells with T-cell receptors (TCRs) that are reactive to tumor associated antigens;
•
T-cells with adapter platforms;
•
Bispecifics that bring T cells and diseased cells into close proximity with each other;
•
Other immune cells that can be targeted using antibodies;
•
Natural killer (NK)-based cell therapies;
•
In vivo CAR-T therapeutics; and
•
Allogeneic cell therapies.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, greater access to clinical sites and patients, experienced regulatory, marketing and manufacturing teams and well-established sales forces. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Business—Competition.”

Risks Related to Our Business

Our business is affected by the ongoing COVID-19 pandemic and may be significantly adversely affected as the pandemic continues or if other events out of our control disrupt our business or that of our third party providers.

While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results. We have experienced and may in the future experience disruptions from COVID-19 to our business in a number of ways, including:

•
Delays in supply chain and manufacturing, including the closure of apheresis collection centers, suspension of cell transport, limitations on transfer of technology, shutdown of manufacturing facilities and delays in delivery of supplies and reagents;
•
Delays in discovery and preclinical efforts;
•
Changes to procedures or shut down, or reduction in capacity, of clinical trial sites due to limited availability of clinical trial staff, reduced number of inpatient intensive care unit beds for patients receiving cell therapies, diversion of healthcare resources away from clinical trials and other business considerations;
•
Limited patient access, enrollment and participation due to travel restrictions and safety concerns, as well as housing and travel difficulties for out of town patients and relatives; and
•
Changes in regulatory and other requirements for conducting preclinical studies and clinical trials during the pandemic.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance on conducting clinical trials during the pandemic, which was updated in July 2020, January 2021 and August 2021. The guidance describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report (or as a separate document) contingency measures implemented to manage the trial and any disruption of the trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19 pandemic-related trial disruptions by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or trial, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial. In its most recent update to this guidance, the FDA addressed questions received from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for INDs and handle remote site monitoring visits. There is no assurance that this guidance governing clinical trials during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above.

Other potential impacts of the COVID-19 pandemic on our ongoing clinical trial include patient dosing and trial monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trial, interruption or delays in the operations of the FDA, or other reasons related to the COVID-19 pandemic.

If the COVID-19 pandemic continues, other aspects of our ongoing clinical trial and future planned clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, clinical trial site data monitoring and efficacy, safety and translational data collection, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our trials or we may have to pause enrollment or we may choose to or be required to pause enrollment and/or patient dosing in our ongoing or planned clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue. Patients may need to withdraw due to COVID-19 infections or experience increased adverse events and deaths in our clinical trials due to COVID-19 related infections, which may result in increased complications due to immune suppression from our lymphodepletion regimen.

In addition, we currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our ongoing clinical trial, ship investigation drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain for materials is adversely impacted by effects from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted and our costs could be increased, limiting our ability to manufacture our product candidates for our ongoing clinical trial and planned future clinical trials and conduct our research and development operations as planned.

We previously closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. Further, we and our third-party service providers, including our CROs, the clinical trial sites, our manufacturers and suppliers, may experience staffing shortages.

Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions. In addition, when our facilities are open, we could encounter delays in connection with implementing precautionary measures to mitigate the risk of exposing our facilities and employees to COVID-19 or otherwise in connection with addressing an actual or potential exposure to COVID-19 (for example, temporarily closing all or a portion of a facility or disinfecting all or a portion of a facility that may have been exposed to COVID-19). As a result, this could delay timely completion of preclinical activities, including completing IND/Clinical Trial Application (CTA)-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our other development programs.

Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA or foreign health authorities may have slower response times or be under-resourced to continue to monitor our ongoing clinical trial and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trial or delay in regulatory review resulting from such disruptions could materially affect the development of our product candidates.

The trading prices for shares of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and the trading prices for shares of our common stock could also experience high volatility. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 could materially and adversely affect our business and the value of our common stock.

The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, and the actions taken to contain COVID-19 or address its impact, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

In addition, our business could be significantly adversely affected by other business disruptions to us or our third-party providers that could seriously harm our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, contract manufacturing organizations (CMOs) and other contractors, consultants, and third parties could be subject to other global pandemics, other geopolitical uncertainty and instability (including Russia’s actions in Ukraine), earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced volatility and disruptions recently including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and increased inflationary risk. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including Russia’s actions in Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary equity or debt financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $104.6 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We expect to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2021, we had 78 employees. As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to need additional research, development, clinical, quality assurance, statistical analysis, managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations, including for in-house manufacturing capabilities. Future growth would impose significant added responsibilities on members of management, including:

•
Identifying, recruiting, integrating, maintaining and motivating additional employees;
•
Managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
Improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely and for the foreseeable future will continue to rely on certain independent organizations, advisors and/or consultants to provide certain services, including regulatory advice, clinical trial support and drug product manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed and at a reasonable cost, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent contractors and consultants on economically reasonable terms, or at all.

We do intend to transition some regulatory, clinical trial execution, and manufacturing capabilities in-house, but in order to do so, will need to identify, recruit and build experienced teams.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal computer systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of the development programs of our product candidates.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage, breakdown, or interruption from computer viruses, phishing, social engineering, fraudulent inducement, electronic fraud, wire fraud, human error or malfeasance, unauthorized access, natural disasters, and telecommunication and electrical failures. For example, our employees have received and likely will continue to receive phishing or “spoofed” emails to induce them to make payments to fraudulent accounts. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development and commercialization of our product candidates could be delayed.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties. We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, vendors and agents acting on behalf of us or our affiliates. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA or foreign health authorities; provide true, complete and accurate information to the FDA or foreign health authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us.

We will face increasing regulation as we advance our product candidates through clinical trials and pursue commercialization, if approved.

If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to the following:

•
The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs.
•
The federal civil and criminal false claims laws, including the civil False Claims Act (FCA), that can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. No specific intent to defraud is required under the civil FCA. The criminal FCA provides for criminal penalties for submitting false claims, including imprisonment and criminal fines.
•
The Civil Monetary Penalty Act of 1981 and implementing regulations, which impose penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offered or transferred remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.
•
The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization.
•
The federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act (ACA), and its implementing regulations, which require applicable manufacturers of covered drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (CMS) of the U.S. Department of Health and Human Services (HHS) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
•
Additional requirements and regulations applicable to the distribution of pharmaceutical products, including extensive record-keeping, licensing, price reporting, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services

Administration, additional laws and requirements apply. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.
•
Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

Our board of directors has adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

We may not realize the benefits of any acquisitions, in-licenses or strategic alliances that we enter into.

In the future, we may seek and form strategic alliances, create joint ventures or collaborations, or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates, including artificial intelligence, machine learning and other technology-based platforms that may supplement our discovery efforts.

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or in-license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

We may become exposed to costly and damaging product liability claims, either when testing our product candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
Decreased demand for our product candidates or products that we may develop;

•
Impairment of our business reputation;
•
Withdrawal of clinical trial participants;
•
Initiation of investigations by regulators;
•
Costs to defend the related litigation;
•
A diversion of management’s time and our resources;
•
Substantial monetary awards to trial participants or patients;
•
Product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
Loss of revenue;
•
Exhaustion of any available insurance and our capital resources;
•
The inability to commercialize any product candidate; and
•
A decline in our share price.

Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Patients with cancer and other diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our product candidates, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. As the expense of insurance coverage is increasing, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. For example, in 2021, there were numerous changes proposed to U.S. federal income tax law, including an increase to the U.S. corporate tax rate, international business operations reform and the imposition of a global minimum tax. Many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) by 5-percent shareholders in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements, our initial public offering, and other transactions that have occurred over the past three years, we may have experienced such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $117.6 million and $116.5 million, respectively, and U.S. federal research and development tax credit carryforwards of $3.2 million, which could be limited if we experience an “ownership change.” We also have net operating loss carryforwards and credits for state tax purposes, which may be impaired or otherwise subject to limitation. In addition, we will be unable to use our net operating loss carryforwards and credits if we do not attain profitability sufficient to offset our available net operating loss carryforwards and credits prior to their expiration.

Risks Related to Reliance on Third Parties

We rely and will rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We depend and will depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners to conduct our preclinical studies and clinical trials under agreements with us. We expect to negotiate budgets and contracts with CROs, trial sites and CMOs, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA or foreign health authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or foreign health authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations and may require a significant number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us pursuant to our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or do so on commercially reasonable terms. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

We rely and expect to continue to rely on third parties to manufacture our clinical product supplies, and we may rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates or fail to do so at acceptable quality levels or prices.

We do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility, and we rely on outside vendors to manufacture supplies and process our product candidates. For certain of our components or product candidates, we rely on single suppliers or manufacturers to supply or manufacture, but we plan to expand the number of suppliers and manufacturers as we advance our product candidates through clinical development. Our product candidates are not yet manufactured or processed on a commercial scale and we may remain unable to do so for any of our product candidates.

Although in the future we may develop our own manufacturing facilities, we may also continue to use third parties as part of our manufacturing processes and may, in any event, never be successful in developing our own manufacturing facilities. Our anticipated reliance on third-party manufacturers exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for current cGMP.
•
Non-compliance of our third-party manufacturers with requirements of our marketing application(s). In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates.
•
Third-party manufacturers may have little or no experience with our product candidates, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates.
•
Third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any.
•
Third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.
•
Third-party manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products, if any.
•
Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
•
We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing processes for our product candidates.
•
Our third-party manufacturers could breach or terminate their agreements with us, and we may be required to pay fees upon suspension or termination of the agreement even if the manufacturers do not deliver adequate supply of the product candidates or their components.
•
Raw materials and components used in the manufacturing processes, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to
•
Our third-party manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over their ability to maintain adequate quality control, quality assurance and qualified personnel.

Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied. Furthermore, our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms or to comply with cGMP could adversely affect our business in a number of ways, including:

•
An inability to initiate or continue clinical trials of our product candidates under development;
•
Delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•
Loss of the cooperation of future collaborators;
•
Subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•
Requirements to cease development or to recall batches of our product candidates; and
•
In the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product or any other future product candidates.

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to research and develop and to manufacture our product candidates, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will likely expect to be granted rights to publish data arising out of such collaboration and any joint research and development programs may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

We may in the future seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

We may in the future seek collaboration arrangements with other parties for the development or commercialization of our product candidates. The success of any collaboration arrangements may depend on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these arrangements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

Collaborations with biopharmaceutical companies and other third parties often are terminated or are allowed to expire by the other party. Any such termination or expiration could adversely affect us financially and could harm our business reputation.

Any future collaborations we might enter into may pose a number of risks, including the following:

•
Collaborators may not perform their obligations as expected;
•
Collaborators may not pursue development and commercialization of product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•
Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
Collaborators could fail to make timely regulatory submissions for a product candidate;
•
Collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements, which could subject them or us to regulatory enforcement actions;
•
Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
Product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•
A collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;
•
Disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
•
Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and

•
Collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability.

In addition, if we establish one or more collaborations, all of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K would also apply to the activities of any such future collaborators.

If any collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our future collaborators subsequently terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such potential future collaboration. If we do not receive the funding we expect under the agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates and our platforms.

Additionally, if any future collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any product candidate licensed to it by us. If one of our future collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our platforms and our business may be materially and adversely affected.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our platforms and our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our platforms, product candidates and research programs. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business. Our pending and future patent applications may not result in patents being issued that protect our product candidates or their intended uses or that effectively prevent others from commercializing competitive technologies, products or product candidates.

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, etc., although we are unaware of any such defects that we believe are of material import.

If we, or any future licensors or licensees, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable.

Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Composition of matter patents for biological and pharmaceutical products such as proprietary binding domains and CAR-based product candidates often provide a strong form of intellectual property protection for these types of products without regard to any method of use. We cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the U.S. Patent and Trademark Office (USPTO), or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts or administrative tribunals in the United States or foreign countries.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and in recent years has been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, that have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa.

Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Any failure to obtain or maintain patent protection with respect to our product candidates could have a material adverse effect on our business, financial condition, results of operations and prospects.

The patent application process is subject to numerous risks and there can be no assurance that we will be successful in obtaining patents for which we have applied.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;
•
The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance;
•
Patent applications may not result in any patents being issued;
•
Patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, narrowed, found to be unenforceable or otherwise may not provide any competitive advantage;

•
Our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell our potential product candidates;
•
There may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both in the United States and abroad for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•
Countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, confidentiality agreements, trade secret protection and intellectual property and confidentiality agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

We have pending U.S. and foreign patent applications in our portfolio; however, we cannot predict:

•
If and when patents will issue based on our patent applications;
•
The scope of protection of any patent issuing based on our patent applications;
•
The degree and range of protection any issued patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•
Whether any of our intellectual property will provide any competitive advantage;
•
Whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•
Whether we will need to initiate or defend litigation or administrative proceedings to enforce and/or defend our patent rights, which may be costly whether we win or lose; or

•
Whether the patent applications that we own or may in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries.

We cannot be certain that the claims in our pending patent applications directed to our product candidates and/or technologies will be considered patentable by the USPTO or by patent offices in foreign countries. There can be no assurance that any such patent applications will issue as granted patents. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts or administrative tribunals in the United States or foreign countries.

The strength of patents in the biotechnology and cell therapy fields involve complex legal and scientific questions and can be uncertain. The patent applications that we own or may in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Various post grant review proceedings, such as inter partes review and post grant review, are available for any interested third party to challenge the patentability of claims issued in patents to us. While these post grant review proceedings have been used less frequently to invalidate biotech patents, they have been successful regarding other technologies, and these relatively new procedures are still changing, and those changes might affect future results.

In addition to the protection afforded by patents, we seek to rely on trade secret protection, confidentiality agreements, and other agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•
Pending patent applications that we own or may license may not lead to issued patents;

•
Patents, should they issue, that we own or may license, may not provide us with any competitive advantages, or may be challenged and held invalid or unenforceable;
•
Others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents that we own or may license, should any such patents issue;
•
Third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
•
We (or any licensors) might not have been the first to make the inventions covered by a pending patent application that we own or may license;
•
We (or any licensors) might not have been the first to file patent applications covering a particular invention;
•
Others may independently develop similar or alternative technologies without infringing our intellectual property rights;
•
We may not be able to obtain necessary licenses on reasonable terms or at all;
•
Third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;
•
We may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights, which will be costly whether we win or lose;
•
We may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
•
We may not develop or in-license additional proprietary technologies that are patentable; and
•
The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business and results of operation.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, reexamination, and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when one of our product candidates is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications, which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing processes of our product candidates, constructs or molecules used in or formed during the manufacturing processes, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

Competitors or other third parties may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Post-grant proceedings, including interference proceedings, provoked by third parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patents or those of any licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or post-grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with any licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business. Failure by us or any licensor to maintain protection of our patent portfolio could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, a patent’s life can be increased based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or a licensing partner initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter parties review, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and any licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or may license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

Although we are not currently aware of any claims challenging the inventorship of our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We may receive confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of these third parties or our employees’ former employers or our consultants’ or contractors’ current or former clients or customers. Although we try to ensure that our employees and consultants do not use intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. If we are not successful, we could lose access or exclusive access to valuable intellectual property.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Moreover, any name we may propose to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Risks Related to Government Regulation

We may be unable to obtain regulatory approval for our product candidates. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA, and by foreign health authorities in other countries. These regulations differ from country to country. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. To gain approval to market our product candidates, we must provide clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication. We have not yet obtained regulatory approval to market any of our product candidates in the United States or any other country. Our business depends upon obtaining these regulatory approvals. The FDA can delay, limit or deny approval of our product candidates for many reasons, including:

•
Our inability to satisfactorily demonstrate that the product candidates have acceptable safety and efficacy profiles for the requested indication;
•
The FDA’s disagreement with our trial designs or the interpretation of data from preclinical studies or clinical trials;
•
The population studied in the clinical trial may not be sufficiently broad or representative to assess safety in the full population for which we seek approval;
•
Our inability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;
•
The FDA’s determination that additional preclinical or clinical trials are required;
•
The FDA’s non-approval of the formulation, labeling or the specifications of our product candidates;
•
The FDA’s failure to accept the manufacturing processes, drug product characteristics or facilities of third-party manufacturers with which we contract; or
•
The potential for approval policies or regulations of the FDA to significantly change in a manner rendering our clinical data insufficient for approval.

Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. If FDA requires us to narrow our indications to smaller patient subsets, our market opportunities for our product candidates, if approved, and our ability to generate revenues may be materially limited. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions.

Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would materially adversely impact our business, results of operations and prospects.

The FDA regulatory approval process is lengthy, time-consuming and inherently unpredictable, and we may experience significant delays in the clinical development and regulatory approval of our product candidates or be unable to generate product revenue.

We have not previously submitted a BLA to the FDA or similar marketing applications to foreign health authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and efficacy for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. The novel nature of our product candidates may introduce uncertain, complex, expensive and lengthy challenges that could impact regulatory approval. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or foreign health authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested.

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

•
The availability of financial resources to commence and complete the planned trials;
•
Reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
Obtaining approval at each clinical trial site by an IRB or ethics committee;
•
Recruiting suitable patients to participate in a trial;
•
Enrolling and retaining sufficient number of patients to complete a trial, including post-treatment follow-ups;
•
Clinical trial sites deviating from trial protocol or dropping out of a trial;
•
Adding new clinical trial sites; or
•
Manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

We could also experience delays in physicians enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments or other clinical trials. Furthermore, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or foreign health authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign health authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Securing regulatory approval also requires the submission of information about the manufacturing processes and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or foreign health authorities may fail to approve our manufacturing processes or facilities, whether run by us or our CMOs. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical and/or clinical studies to bridge our modified product candidates to earlier versions.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates. Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•
The FDA or foreign health authorities may disagree with the design, implementation or data analyses of our clinical trials;

•
The FDA or foreign health authorities may determine that our product candidate(s) do not have adequate risk-benefit ratio or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•
The population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•
The FDA or foreign health authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
The data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•
The FDA or foreign health authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
The approval policies or regulations of the FDA or foreign health authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We have or may pursue Fast Track, orphan drug, and/or RMAT designations from the FDA for one or more of our product candidates. Even if one or more of our product candidates receive Fast Track, orphan drug, and/or RMAT designations, we may be unable to obtain and maintain the benefits associated with such designations. These designations may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

To date, CART-ddBCMA has been granted Fast Track, orphan drug, and Regenerative Medicine Advanced Therapy (RMAT) designations by the FDA. In the future, we may pursue one or more similar designations for other product candidates.

Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions with an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. However, if we do not continue to meet the criteria of the Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. Fast track designation also does not guarantee our product candidate will be approved in a timely manner, if at all.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the European Union, the prevalence of the condition must not be more than 5 in 10,000. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. If a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication, for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated. Even if we or our collaborators obtain orphan designation to a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. The scope of exclusivity is limited to the scope of any approved indication, even if the scope of the orphan designation is broader than the approved indication. Additionally, exclusive marketing rights may be limited if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition.

Even after an orphan drug is approved, the FDA can subsequently approve a product with the same active moiety for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if we or our collaborators are unable to manufacture sufficient supply of the product. If we or our collaborators do not receive or maintain orphan drug designation to product candidates for which we seek such designation, it could limit our ability to realize revenues from such product candidates.

A company may request RMAT designation of its product candidate, which designation may be granted if the product meets the following criteria: (1) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites post-approval, if appropriate. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. RMAT designation does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

We may pursue Breakthrough Therapy designation for one or more of our product candidates in the future. Even if granted by the FDA, such designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive marketing approval.

A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

Although Breakthrough Designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. We may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. For example, the time required to identify and resolve issues relating to manufacturing and controls, the acquisition of a sufficient supply of our product for clinical trial purposes or the need to conduct additional nonclinical or clinical studies may delay approval by the FDA, even if the product qualifies for breakthrough designation or access to any other expedited program. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate.

If approved, our investigational products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain regulatory approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety of the product candidate. The FDA may also require REMS as a condition of approving our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign health authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
Restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
Fines, warning letters or holds on clinical trials;
•
Refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•
Withdrawal of the drug from the market or voluntary or mandatory product recalls;
•
Adverse publicity, fines, warning letters or holds on clinical trials;
•
Product seizure or detention, or refusal to permit the import or export of our product candidates; and
•
Injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The FDA strictly regulates manufacturers’ promotional claims of drug products. In particular, a drug product may not be promoted by manufacturers for uses that are not approved by the FDA, as reflected in the FDA-approved labeling, although healthcare professionals are permitted to use drug products for off-label uses. The FDA, the DOJ, the Inspector General of the Department of HHS, among other government agencies, actively enforce the laws and regulations prohibiting manufacturers’ promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including large civil and criminal fines, penalties, and enforcement actions. The FDA has also imposed consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed for companies that engaged in such prohibited activities. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions. Failure to obtain regulatory approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

In addition to regulations in the United States, to market and sell our products in the European Union, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. Approval by the FDA does not ensure approval by regulatory or payor authorities in other countries or jurisdictions, and approval by one regulatory or payor authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the United States on a timely basis, if at all.

We may also submit marketing applications in other countries, such as countries in Europe or Asia. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any jurisdiction. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the European Union, Asia or elsewhere, or if we fail to comply with the regulatory requirements in foreign jurisdictions, the commercial prospects of that product candidate may be significantly diminished, and our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any product outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or fail to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, and may adversely affect our business model.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including proposals aimed at lowering prescription drug prices and increasing competition for prescription drugs, as well as additional regulation on pharmaceutical transparency and reporting requirements, any of which could negatively impact our future profitability and increase our compliance burden. We cannot predict the initiatives that may be adopted in the future, including future challenges or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
The demand for our product candidates, if we obtain regulatory approval;
•
Our ability to set a price that we believe is fair for our products;
•
Our ability to obtain coverage and reimbursement approval for a product;
•
Our ability to generate revenue and achieve or maintain profitability;
•
The level of taxes that we are required to pay; and
•
The availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Risks Related to Commercialization of Our Product Candidates

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, existing cell therapies are currently offered only in tertiary academic hospitals that have intensive care units that can support the safety and toxicity issues associated with cell therapies. If we are unable to demonstrate sufficient safety to permit a broader use of our product candidates, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•
The clinical indications for which our product candidates are approved;
•
The willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
Physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe, pure and effective treatment;
•
The potential and perceived advantages of our product candidates over alternative treatments;
•
Our ability to demonstrate the advantages of our product candidates over other conventional CAR-T therapies;
•
The perceived prevalence and severity of any side effects for our product candidates compared to the prevalence and severity of any side effects for conventional CAR-T products and other cell therapies;
•
Product labeling, limitations, warnings or product insert requirements of the FDA or foreign health authorities;
•
The timing of market introduction of our product candidates as well as competitive products;
•
The cost of treatment in relation to alternative treatments;
•
The availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•
The willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;

•
Relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•
The effectiveness of our sales and marketing efforts.

If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

We may face difficulties from changes to current regulations and future legislation. Current and future legislation may increase the difficulty and cost for us to commercialize our drugs, if approved, and affect the prices we may obtain, including changes in coverage and reimbursement policies in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if approved, profitably.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. In both domestic and foreign markets, successful sales of our product candidates, if approved, will depend on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent novel approaches to the treatment of cancer and autoimmune diseases, we cannot accurately estimate the potential revenue from our product candidates.

Patients who receive medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•
A covered benefit under its health plan;
•
Medically necessary and has acceptable risk-benefit ratio;
•
Appropriate for the specific patient;
•
Cost-effective; and
•
Neither experimental nor investigational.

Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Due to the high costs associated with cell therapies, patients are unlikely to use our product candidates unless coverage is provided or reimbursement is adequate to cover a significant portion of the cost of our product candidates.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

The ACA made extensive changes to the delivery of health care in the United States. We expect that the rebates, discounts, taxes and other costs resulting from the ACA over time will have a negative effect on our expenses and profitability in the future. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. For example, the ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by increasing the minimum basic Medicaid rebate on most branded prescription drugs. Additionally, for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program.

Since the enactment of the ACA, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the ATRA), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Legislators, regulators and third-party payers may continue to put forth proposals to reduce costs while expanding individual healthcare benefits, including proposals that impose additional limitations on the rates we will be able to charge for our product candidates, if approved, or the amount of reimbursement available for such approved products from governmental agencies or third-party payers. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements, and manufacturer price reporting under Medicare Part B. Multiple lawsuits have been brought against HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

At the state level, individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. These measures could reduce the demand for our products, if approved, or impose additional pricing pressures on how much we can charge for our products if approved.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-approval testing and other requirements.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other jurisdictions. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

We currently have no marketing and sales organization and have limited experience in marketing cell therapy products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have limited experience in marketing cell therapy products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. We may have little or no control over the marketing and sales efforts of third parties conducting such activities on our behalf and our revenue from product sales may be lower than if we had commercialized our product candidates in-house. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop adequate in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or abroad.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

We may be subject to or affected by data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws, such as Section 5 of the Federal Trade Commission Act, govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, and its implementing rules and regulations. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the California Consumer Privacy Act (CCPA) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers a new right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. Additionally, California voters voted to approve the California Privacy Rights Act (CPRA) in November 2020, which modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA and CPRA may impact our business activities and increase our compliance costs and potential liability. Many similar privacy laws have been enacted or proposed at the federal level and in other states. For example, in 2021, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CCPA and CPRA and become effective in 2023.

Compliance with data protection laws and regulations could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with data protection laws and regulations could result in government investigations and/or enforcement actions (which could include civil, criminal, and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

A variety of risks associated with seeking regulatory approval for and marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•
Differing regulatory requirements in foreign countries, including constraints on manufacturing;
•
Additional trials in foreign countries;
•
Requirement to secure and validate region-specific manufacturing and clinical and commercial supply;
•
Unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•
Economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
Compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
Foreign taxes, including withholding of payroll taxes;
•
Foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•
Difficulties staffing and managing foreign operations;
•
Workforce uncertainty in countries where labor unrest is more common than in the United States;

•
Potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•
Challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•
Production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
Business interruptions resulting from geo-political actions, including war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions), armed conflict, terrorist activities, global pandemics and terrorism.

These and other risks associated with our international operations, including relating to data privacy and security, may materially adversely affect our ability to attain or maintain profitable operations.

The European Union system for authorization of medicinal products for human use offers several routes: the centralized procedure, the decentralized procedure, and the mutual recognition procedure, as well as domestic national routes. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union Member States as well as the European Economic Area (EEA) countries of Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for certain categories of investigational products, including human products containing a new active substance indicated for the treatment of certain diseases, including cancer, AIDS, diabetes and neurodegenerative illness; orphan medicinal products; and medicinal products manufactured using biotechnological processes. Applications for marketing authorization for such medicines must be submitted to the European Medicines Agency (EMA), in which the Committee for Medicinal Products for Human Use (CHMP) is generally responsible for conducting the initial assessment of a product.

The decentralized and mutual recognition procedures are applicable to the majority of conventional medicinal products and are both based on the principle of recognition of a marketing authorization by one or more Member States. Any national marketing authorization granted by a European Union Member State’s national authority can be used to support an application for its mutual recognition by other Member States. Marketing authorization applications can also be submitted directly to the Member State’s national competent authority under the national route (if the centralized route is not compulsory). Following Brexit, there are now multiple routes to obtain a marketing authorization in the United Kingdom, Great Britain or Northern Ireland, including national routes and international routes. The application procedure will depend on the relevant procedure chosen. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. Further, even after obtaining market authorization, differences in GMP, pharmacovigilance, and other regulatory requirements in different jurisdictions can increase our compliance costs and exposure to potential liability.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission (SEC) and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as recent furloughs or government shutdowns, may also increase the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Regulatory authorities outside the United States may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations, all of which can subject us to criminal liability and other serious consequences for violations.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (the FCPA), and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees and third party business partners, representatives and agents from engaging in corruption and bribery, including offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a government official or commercial party in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with government officials, including potentially officials of non-U.S. governments.

Additionally, in many countries, healthcare providers are employed by the government, and the purchasers of biopharmaceuticals are government entities. As a result, our dealings with these providers and purchasers are subject to regulation and such healthcare providers and employees of such purchasers may be considered “foreign officials” as defined in the FCPA. Recently, the SEC and the DOJ have increased their FCPA enforcement activities with respect to biotechnology companies. In addition to our own employees, we may in the future leverage third parties to conduct our business abroad, such as obtaining government licenses and approvals. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies, state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees, our third-party business partners, representatives and agents, even if we do not explicitly authorize such activities. There is no certainty that our employees or the employees of our third-party business partners, representatives and agents will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, debarment from U.S. government contracts, substantial diversion of management’s attention, significant legal fees and fines, severe criminal or civil sanctions against us, our officers, or our employees, disgorgement and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, financial condition and stock price.

Furthermore, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our business. Moreover, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S.

sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to conduct activities at clinical trial sites within regions covered by such sanctions. For example, as a result of Russia’s actions in Ukraine, the United States and its European allies have recently announced the imposition of sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk in Ukraine, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any economic countermeasures by the governments of Russia or other jurisdictions, could adversely impact our ability to continue activities at clinical trial sites within regions covered by such sanctions or directly or indirectly disrupt our supply chain. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.

Risks Related to Ownership of our Common Stock

An active, liquid, and orderly trading market may not continue to be developed or sustained for our common stock and, as a result, it may be difficult for you to sell your shares of our common stock.

Prior to our initial public offering, there was no public trading market for shares of our common stock. Although our common stock is listed on the Nasdaq Global Select Market, an active trading market for our shares may not be sustained and the trading market may be limited. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. The lack of an active market may also reduce the fair market value of your shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of our common stock as consideration.

The price of shares of our common stock may be volatile and may be adversely impacted by future events, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•
Our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•
The commencement, enrollment, or results of the clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
Results from ongoing clinical trials and future clinical trials of our competitors;
•
Any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
Our failure to achieve product development goals in the timeframes we announce;
•
Adverse results or delays in clinical trials;
•
Adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
Changes in laws or regulations applicable to our product candidates, including, but not limited to, clinical trial requirements for approvals;
•
Adverse developments concerning our manufacturers;
•
Our inability to obtain adequate supply for any product candidate, or any component thereof, or approved product or inability to do so at acceptable prices;
•
Our inability to establish collaborations if needed;
•
Our failure to commercialize our product candidates;

•
Unanticipated serious safety concerns related to the use of our product candidates;
•
Introduction of new products or other therapies offered by us or our competitors;
•
Announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•
Additions or departures of key scientific or management personnel;
•
Our ability to effectively manage our growth;
•
The size and growth of our initial cancer target markets;
•
Our ability to successfully treat additional types of cancers or at different stages;
•
Actual or anticipated variations in quarterly operating results;
•
Our cash position;
•
Our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•
Publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
Changes in the market valuations of similar companies;
•
Our operating performance and the performance of other similar companies;
•
Overall performance of the equity markets;
•
The expiration of market stand-off or contractual lock-up agreements;
•
Sales of our common stock by us or our stockholders in the future;
•
Trading volume of our common stock;
•
Changes in accounting practices;
•
Ineffectiveness of our internal controls;
•
Disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•
Significant lawsuits, including patent or stockholder litigation;
•
General political and economic conditions, including the impact of the COVID-19 global pandemic and the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions; and
•
Other events or factors, many of which are beyond our control.

In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. A limited number of securities and industry analysts currently publish research on our company. If no, or very few, new securities or industry analysts commence coverage of our company, the trading price for our stock may be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of March 1, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57.9% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interests as one of our stockholders. Further, the significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year of our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which requires, among other things, that the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance, or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

We have and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time and resources to new compliance initiatives.

As a public company, and particularly after we are no longer an emerging growth company or a smaller reporting company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market (Nasdaq) to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and regulations implemented by the SEC and Nasdaq may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after lock-ups and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of March 1, 2022, we had 35,146,266 shares of common stock outstanding. This includes the 9,487,500 shares that were sold in our IPO, which may be resold in the public market immediately without restriction. Substantially all of our outstanding shares of common stock are currently restricted from resale as a result of market standoff and lock-up agreements entered into in connection with our IPO. These shares will become available to be sold 181 days after the completion of our IPO. BofA Securities, Inc. and SVB Leerink LLC, as representatives of the underwriters of our initial public offering, however, may, in their discretion, permit our officers, directors, and other stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of 10,878,616 shares of common stock that are either subject to outstanding equity awards or reserved for future issuance under our equity incentive plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up and market stand-off agreements described above.

The holders of up to 24,785,564 shares of our common stock will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, which include conducting clinical trials, pursuing commercialization efforts, expanding research and development activities, and continuing to operate as a public company. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences, and privileges senior to the holders of our common stock, including shares of common stock sold in our initial public offering. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our drug candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Pursuant to the 2022 Equity Incentive Plan (the 2022 Plan), our board of directors or its duly authorized committee is authorized to grant equity awards to our employees, directors, and consultants.

Initially, the aggregate number of shares of our common stock that may be issued pursuant to equity awards under the 2022 Plan is 4,296,875 shares, plus shares subject to awards granted under our 2017 Equity Incentive Plan (the 2017 Plan) that, after the date of stockholder approval of the 2022 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us (provided that the maximum number of shares that may be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300 shares). The number of shares of our common stock reserved for issuance under the 2022 Plan shall be cumulatively increased on the first day of each fiscal year, beginning with our 2023 fiscal year and ending on the ten year anniversary of the date our board of directors approves the 2022 Plan equal to the least of 4,296,875 shares, 5% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the administrator of the 2022 Plan. Unless the administrator of the 2022 Plan elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Pursuant to our 2022 Employee Stock Purchase Plan (the 2022 ESPP), our employees may receive the right to purchase shares of our common stock.

Initially, the aggregate number of shares of our common stock available for sale under our 2022 ESPP is 312,500 shares. The number of shares of our common stock available for sale under our 2022 ESPP shall be cumulatively increased on the first day of each fiscal year, beginning with the fiscal year following the fiscal year in which the first enrollment date (if any) occurs under the 2022 ESPP and ending on the twenty year anniversary of the date our board of directors approves the 2022 ESPP equal to the least of 312,500 shares, 1.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the administrator of the 2022 ESPP. Unless the administrator of the 2022 ESPP elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

If we fail to establish and maintain proper and effective internal controls over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We continue to recruit additional finance and accounting personnel with certain skill sets that we need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the facts that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We do not intend to pay dividends on our common stock, so any returns will be limited to the capital appreciation of our stock.

You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

Certain provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws, contain provisions that could discourage, delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•
A board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•
The exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death, disqualification or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
A prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at an annual or special meeting of our stockholders;
•
A requirement that special meetings of stockholders be called only by the chairperson of our board of directors, our Chief Executive Officer, our President, or our board of directors acting pursuant to a resolution adopted by a majority of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
Advance notice requirements for stockholder proposals and nominations for election to our board of directors, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us;
•
A requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than a majority of the shares present in person or by proxy at the meeting and entitled to vote, which could delay the ability of stockholders to change the membership of our board of directors;
•
A requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation, which may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt; and
•
The authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval, which preferred stock may include rights superior to the rights of the holders of common stock and could be used to significantly dilute the ownership of a hostile acquirer.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline and limit opportunities for you to realize value in a corporate transaction.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•
Any derivative action or proceeding brought on our behalf;
•
Any action asserting a claim of breach of fiduciary duty;
•
Any action asserting a claim against us arising under the Delaware General Corporation Law (DGCL), our amended and restated certificate of incorporation or our amended and restated bylaws; and
•
Any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. For the avoidance of doubt, this provision shall not apply to any claim brought to enforce a duty or liability created by the Exchange Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results, or financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Gaithersburg, Maryland, where we lease 22,930 square feet of office and laboratory space pursuant to a lease agreement that expires on January 31, 2030.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of December 31, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “ACLX” on the Nasdaq Global Select Market and has been publicly traded since February 4, 2022. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 1, 2022, there were approximately 72 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividend Policy

We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities

Set forth below is information regarding shares of our common stock and preferred stock issued and stock options granted by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended (the Securities Act). Also included is the consideration, if any, received by us for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

(a) Private Placement Transaction

On March 4, 2022, we issued and sold an aggregate of 590,318 shares of our common stock in a private placement at a price of $16.94 per share for an aggregate purchase price of $10.0 million.

(b) Issuance and Sales of Preferred Stock

Between March and June 2021, we issued and sold an aggregate of 10,396,707 shares of our Series C redeemable convertible preferred stock (Series C Preferred Stock) at a purchase price of $11.55 per share for an aggregate purchase price of approximately $120.0 million. These shares of Series C Preferred Stock converted an aggregate of 10,396,707 shares of common stock upon the completion of our initial public offering.

Between August and October 2019, we issued and sold an aggregate of 4,986,153 shares of our Series B-1 redeemable convertible preferred stock (Series B-1 Preferred Stock) at a purchase price of $8.60 per share for aggregate proceeds of approximately $42.8 million. These shares of Series B-1 Preferred Stock converted an aggregate of 4,986,153 shares of common stock upon the completion of our initial public offering.

Additionally, in December 2020 we issued and sold an aggregate of 3,989,432 shares of our Series B-2 redeemable convertible preferred stock (Series B-2 Preferred Stock) at a purchase price of $10.74 per share for aggregate proceeds of approximately $42.8 million. These shares of Series B-2 Preferred Stock converted an aggregate of 3,989,432 shares of common stock upon the completion of our initial public offering.

(c) Issuances Pursuant to Our Equity Plan

From January 2018 through January 31, 2022 we granted stock options to purchase an aggregate of 6,109,152 shares of common stock upon the exercise of options under our 2017 Plan at exercise prices per share ranging from $0.78 to $8.65, for an aggregate exercise price of approximately $31.8 million. In June 2021, we granted an award of restricted stock units covering 952,804 shares of our common stock. From January 2018 through January 31, 2022, we issued and sold to certain service providers of ours an aggregate of 665,694 shares of common stock upon the exercise of options under our 2017 Plan at exercise prices per share ranging from $0.39 to $6.83, for an aggregate exercise price of approximately $1.0 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising

Use of Proceeds from our Public Offering of Common Stock

On February 8, 2022, we closed our initial public offering (IPO), in which we issued and sold 9,487,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,237,500 additional shares of common stock, at a public offering price of $15.00 per share. We received net proceeds of $128.0 million, after deducting underwriting discounts and commissions and other offering expenses paid by us of approximately $14.3 million All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1 (Registration No. 333-262191), which was declared effective by the SEC on February 3, 2022. BofA Securities, Inc., SVB Securities LLC, Barclays Capital Inc. and William Blair & Company, L.L.C. acted as representatives of the several underwriters of the IPO. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on February 7, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties and assumptions. You should review the sections titled "Special Note Regarding Forward-Looking Statements" and “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a clinical-stage biotechnology company reimagining cell therapy through the development of innovative immunotherapies for patients with cancer and other incurable diseases. We believe cell therapies are one of the forward pillars of medicine and our mission is to advance humanity by engineering cell therapies that are safer, more effective and more broadly accessible. Though cell therapies have shown benefits to date, cell therapies have historically been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional Chimeric Antigen Receptor T-cells (CAR-Ts). Existing cell therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can overcome these limitations by engineering a new class of D-Domain powered autologous and allogeneic CAR-Ts, including classical single infusion CAR-Ts called ddCARs and dosable and controllable universal CAR-Ts called ARC-SparX, to address hematologic cancers, solid tumors, or indications outside of oncology such as autoimmune diseases. We recently announced positive preliminary results for the first 24 patients dosed in our ongoing Phase 1 clinical trial of CART-ddBCMA, our lead ddCAR product candidate, for treatment of relapsed or refractory (r/r) Multiple Myeloma (MM), that demonstrate that D-Domains can potentially provide meaningful clinical benefits. We plan to initiate additional trials with CART-ddBCMA including iMMagine, our Phase 2 pivotal trial in r/r MM, in late 2022, as well as expansion studies to earlier lines of therapy. We are also advancing our novel ARC-SparX programs, ACLX-001 in r/r MM and ACLX-002 and ACLX-003 in r/r acute myeloid leukemia (AML) and high risk myelodysplastic syndrome (MDS). We plan to initiate Phase 1 clinical trials for ACLX-001 and ACLX-002 in 2022 and a Phase 1 clinical trial for ACLX-003 in 2024. We are also exploring indications in solid tumors, as well as integrating AI-powered discovery and computational tools to expand the applicability of our platforms.

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $65.0 million and $32.1 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, we had an accumulated deficit of $130.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•
Expand the clinical program for CART-ddBCMA to include expanded enrollment of the Phase 1 clinical trial, the initiation of the planned Phase 2 pivotal trial and subsequent clinical trials focused on earlier lines of therapy;
•
Grow our supply and contract manufacturing infrastructure to support the continued development of CART-ddBCMA;
•
Initiate clinical trials to evaluate our lead ARC-SparX product candidates, ACLX-001, ACLX-002, and ACLX-003;
•
Expand our pipeline of product candidates, including through our own product discovery and development efforts or through acquisition or in-licensing;
•
Continue to develop our proprietary platforms to extend their use;
•
Attract, hire, and retain additional clinical, scientific, manufacturing, management and administrative personnel;
•
Add operational, financial, and management information systems and personnel, including personnel to support our product development, as well as to support our transition to a public reporting company;
•
Require increased manufacturing capabilities with third parties for our preclinical studies and clinical trials;
•
Determine and execute our long-term manufacturing strategy;
•
Pursue regulatory approval of product candidates that successfully complete clinical trials;
•
Establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain regulatory approval;
•
Obtain, maintain, expand and protect our intellectual property portfolio, and
•
Incur costs associated with being a public company, including legal, accounting and auditing, investor relations, and compliance.

As a result, we will continue to require substantial additional funding to develop our product candidates and our platforms and to support our continuing operations. Our ability to generate product revenue will depend on the successful development, regulatory approval, and eventual commercialization of one or more of our product candidates. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, and could force us to delay, reduce or eliminate our product development or future commercialization efforts. We may also be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

To date, we have not had any products approved for sale and have not generated any revenue from product sales and we have accumulated significant losses. Since our formation in December 2014 through December 31, 2021, we funded our operations primarily with an aggregate of $234.8 million in gross cash proceeds from the sale and issuance of redeemable convertible preferred stock and convertible promissory notes. As of December 31, 2021, we had cash and cash equivalents and marketable securities of $104.6 million. Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and marketable securities together with the gross cash proceeds of $142.3 million from our IPO and $10.0 million from a subsequent private placement are adequate to fund operations into the second half of 2023.

Initial Public Offering

On February 8, 2022, we completed our IPO, in which we sold an aggregate of 9,487,500 shares of our common stock, which includes the exercise in full of the underwriters’ option to purchase 1,237,500 additional shares of its common stock, at a public offering price of $15.00 per share. We received net proceeds of approximately $128.0 million after deducting underwriting discounts and commissions and offering expenses paid by us.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic continues to present substantial public health and economic challenges around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our suppliers, vendors, and business partners, and may take further precautionary and preemptive actions as may be required by federal, state, or local authorities. In addition, we have taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of our employees and families, we have introduced enhanced safety measures in our facilities.

Beyond the impact on our pipeline, the extent to which COVID-19 ultimately impacts our business, results of operations, and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence of new variants, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain COVID-19 or treat its impact, including vaccination campaigns, among others. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, financial condition, and results of operations. Although to date, our business has not been materially impacted by COVID-19, it is possible that our clinical development timelines could be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition, and results of operations. See “Risk Factors” for additional discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition, and results of operations.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. In the future, we may generate revenue from payments received under collaboration agreements, which could include payments of upfront fees, license fees, milestone-based payments, and reimbursements for research and development efforts. However, there can be no assurance as to when we will generate such revenue, if at all.

Operating Expenses

Research and Development Expenses

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal costs incurred in connection with our CART-ddBCMA program, the development of our ARC-SparX product candidates and the ongoing discovery and development efforts for additional product candidates.

External expenses include:

•
Payments to third parties in connection with the clinical development of our product candidates, including CROs and consultants;
•
The cost of manufacturing products for use in our preclinical studies and clinical trials, including payments to CMOs and consultants;
•
Payments to third parties in connection with the preclinical development of our product candidates, including outsourced professional scientific development services, consulting research fees and for sponsored research arrangements with third parties;
•
Laboratory supplies used in the preclinical development of our product candidates; and
•
Allocated facilities, depreciation, and other expenses, which include direct or allocated expenses for IT, rent and maintenance of facilities.

Internal expenses include employee-related costs, including salaries, related benefits, and share-based compensation expense for employees engaged in research and development functions.

We expense research and development costs in the periods in which they are incurred. We track external costs on a program-by-program basis beginning with lead candidate selection. External costs that are not allocated to a program are classified as preclinical and discovery costs. We do not track internal costs by program because these costs are deployed across multiple programs, and as such, are not separately classified.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially in the foreseeable future as we advance CART-ddBCMA into a Phase 2 pivotal trial; initiate clinical trials for our ARC-SparX product candidates, including ACLX-001 and ACLX-002; continue to discover and develop additional product candidates to expand our pipeline; maintain, expand, protect, and enforce our intellectual property portfolio; and hire additional personnel.

The successful development of our product candidates is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing, and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. To the extent our product candidates continue to advance into clinical trials, as well as advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Because of the early stage of development of our product candidates, our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:

•
Identification of additional target antigens for desired indications;
•
Identification and engineering of D-Domain-based binding regions that bind to the desired target antigens;
•
Successful completion of preclinical studies;

•
Submission of INDs or other regulatory applications for our planned clinical trials or future clinical trials and authorizations from regulators to initiate clinical studies;
•
Successful enrollment in, and completion of, clinical trials;
•
Achieving favorable results from clinical trials;
•
Receipt of marketing approvals from applicable regulatory authorities;
•
Establishing and maintaining sufficient manufacturing capabilities, whether internally or with third parties, or arrangements for clinical supplies;
•
Sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•
Effectively competing with other therapies;
•
Developing and implementing successful marketing and reimbursement strategies;
•
Obtaining and maintaining patent, trade secret, and other intellectual property protection and regulatory exclusivity for our product candidates; and
•
Maintaining a continued acceptable safety profile of any product following approval, if any.

Any changes in the outcome of any of these factors could significantly impact the costs, timing, and viability associated with the development of our product candidates and our ability to generate significant revenues from product sales.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, and share-based compensation expense for personnel in executive, finance, and administrative functions. General and administrative expenses also include allocated facilities, depreciation, and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, not otherwise included in research and development expenses, as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services.

We anticipate that our general and administrative expenses will increase as we increase our headcount to support the growth of the company. We further expect that our general and administrative expenses will increase substantially as we will incur substantially higher expenses relating to accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations as a result of being a public company.

Other Income, Net

Other income, net consists primarily of interest earned on our cash and cash equivalents, restricted cash, and marketable securities. Our interest income has not been significant to date due to low interest earned on invested balances.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$46,883	$25,056	$21,827
General and administrative	18,135	7,040	11,095
Total operating expenses	65,018	32,096	32,922
Loss from operations	(65,018)	(32,096)	(32,922)
Other income, net	49	1	48
Net loss	$(64,969)	$(32,095)	$(32,874)

Research and Development Expenses

The break-down of our external and internal research and development costs is as follows (in thousands):

	Year Ended December 31,
	2021	2020	Change
External costs:
CART-ddBCMA	$16,170	$3,986	$12,184
Preclinical and discovery costs	17,196	14,365	2,831
Total external costs	33,366	18,351	15,015
Internal costs	13,517	6,705	6,812
Total research and development expenses	$46,883	$25,056	$21,827

Research and development expenses were $46.9 million for the year ended December 31, 2021 compared to $25.1 million for the year ended December 31, 2020, an increase of $21.8 million. This increase in research and development expenses was driven by $12.2 million of higher external costs associated with our CART-ddBCMA clinical trial and $2.8 million of higher external costs related to preclinical development of our other product candidates. Additionally, our internal costs reflect an increase of $6.8 million in personnel costs principally related to the addition of research and development and clinical employees.

General and Administrative Expenses

General and administrative expenses were $18.1 million for the year ended December 31, 2021 compared to $7.0 million for the year ended December 31, 2020, an increase of $11.1 million. This increase was driven primarily by an increase of $8.3 million in personnel related costs due to an increase in headcount, together with increases in consulting fees of $1.1 million attributable to new branding, marketing, and strategy initiatives, $0.7 million in professional fees related to legal, consultants, and accounting and audit services, $0.6 million in facilities costs, and $0.4 million in other expenses.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations. For the years ended December 31, 2021 and 2020, we had net losses of $65.0 million and $32.1 million, respectively, and we expect to incur substantial additional losses in future periods. As of December 31, 2021, we had an accumulated deficit of $130.1 million. As of December 31, 2021, we had cash and cash equivalents and marketable securities of $104.6 million.

In the first quarter of 2022, we received approximately $128.0 million and $10.0 million, respectively, in net cash proceeds from our IPO and a private placement subsequent to the IPO. Prior to the IPO, we have historically financed our operations primarily through the sale of redeemable convertible preferred stock and convertible promissory notes totaling $234.8 million in gross cash proceeds. Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and marketable securities together with the net cash proceeds from our IPO and the private placement subsequent to the IPO are adequate to fund operations into the second half of 2023.

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of, and commercialize any of, our product candidates or enter into collaborative agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company.

We will continue to require additional capital to develop our product candidates and to fund operations for the foreseeable future. We may seek to raise capital through public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances, and licensing arrangements. We anticipate that we will need to raise substantial additional capital, for which the requirements will depend on many factors, including:

•
The scope, progress, timing, results, and costs of developing and manufacturing our product candidates, and their components, and conducting preclinical studies and clinical trials and other testing of our product candidates;
•
Our ability to continue our business operations and product candidate research and development, and to adapt to any changes in the regulatory approval process, manufacturing supply, or clinical trial requirements and timing due to the ongoing COVID-19 pandemic and otherwise, including our ability to comply with new regulatory guidance or requirements on conducting clinical trials during and after the COVID-19 pandemic;
•
The costs, timing, and outcome of regulatory review of any of our product candidates;
•
The costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon their intellectual property rights;
•
Our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
•
The costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•
The extent to which our product candidates, if approved, can be offered by prescribers in various clinical settings, including academic hospitals and community practices, the acceptance of our products, if and when approved, by patients, the medical community and third-party payors, and the revenue received from commercial sale of any products for which we receive marketing approval;
•
The effect of competing technologies and market developments; and
•
The extent to which we acquire or invest in other businesses, products and technologies, and any other licensing or collaboration arrangements for any of our product candidates.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Adequate funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or we may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to supplement our funds, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or we may have to accept other terms that are not favorable to us or our stockholders, which could materially affect our business and financial condition.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(54,238)	$(28,662)
Net cash used in investing activities	(79,976)	(888)
Net cash provided by financing activities	118,451	41,656
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(15,763)	$12,106

Operating Activities

Net cash used in operating activities during the year ended December 31, 2021 of $54.2 million was primarily attributable to our net loss of $65.0 million, partially offset by net changes in operating assets and liabilities of $2.8 million and non-cash charges for depreciation and amortization of property and equipment, amortization of premiums and discounts on marketable securities, and share-based compensation in total of $8.0 million.

Net cash used in operating activities during the year ended December 31, 2020 of $28.7 million was primarily attributable to our net loss of $32.1 million, partially offset by net changes in operating assets and liabilities of $1.7 million and non-cash charges for depreciation of property and equipment and share-based compensation in total of $1.7 million.

Investing Activities

Net cash used in investing activities of $80.0 million during the year ended December 31, 2021 was attributable to $74.2 million in purchases of marketable securities and $5.8 million of purchases of lab equipment used in the development of our cell therapies.

Net cash used in investing activities of $0.9 million during the year ended December 31, 2020 was attributable to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $118.5 million during the year ended December 31, 2021 was primarily attributable to proceeds of $119.1 million from the sale of shares of our Series C redeemable convertible preferred stock, net of transaction costs and proceeds of $0.4 million from the exercise of stock options, partially offset by $0.6 million in payments of deferred offering costs associated with our IPO and $0.4 million in payments under capital leases.

Net cash provided by financing activities of $41.7 million during the year ended December 31, 2020 was primarily attributable to proceeds of $42.8 million from the sale of shares of our Series B redeemable convertible preferred stock, net of transaction costs, partially offset by $1.2 million in payments of offering costs associated with our IPO.

Contractual Obligations and Contingencies

Our total future minimum lease payments for our operating and capital leases for each of the next five years and in total are included in Note 10, Commitments and Contingencies and in Note 8, Capital Lease Obligations to our consolidated financial statements, respectively. The total future undiscounted minimum lease payments were $7.3 million and $0.3 million related to our operating and capital leases, respectively, as of December 31, 2021.

We lease certain office and laboratory space in Gaithersburg, Maryland under a non-cancelable operating lease that has a term that expires in 2030 unless renewed. Rent expense is recorded on a straight-line basis over the term of the lease.

In addition, we have entered into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

We have entered into agreements with certain vendors for the provision of goods and services, which include manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. In addition, certain agreements with our CMOs and third-party vendors contain development and commercial milestone payments and low single-digit royalties on worldwide net sales for certain products we sell that incorporate certain goods provided by our manufacturers and suppliers. Certain of these agreements contain development milestones of up to $18.7 million in the aggregate and commercial milestones of up to $52.0 million in the aggregate, along with royalty buyout provisions.

In September 2021, we entered into a Manufacturing Services Agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product CART-ddBCMA (the Lonza Agreement), whereby Lonza agreed to perform certain process and analytical development activities and to collaborate with the Company to develop a statement of work setting forth certain technology transfer and cGMP manufacturing activities relating to CART-ddBCMA. In February 2022, and pursuant to the Lonza Agreement, we entered into a statement of work (Lonza SOW) for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. The term of the Lonza SOW commences from February 1, 2022 and expires December 31, 2024, unless earlier terminated by either party or unless extended due to certain delays or suspensions or by mutual agreement. Under the Lonza SOW, we are obligated to pay to Lonza certain payments aggregating a total of approximately $24.5 million in 2022, including creditable up-front payments, creditable milestone fees that are subject to certain deductions and fixed monthly payments and which are payable over the term of the Lonza SOW. In the event of suspensions or delays caused by non-availability of materials, we will be obligated to pay a majority of certain non-cancellable costs incurred during such suspension or delay. In the event of suspensions or delays caused by certain reasons outside of the reasonable control of the Company, we will be obligated to continue paying a majority percentage of the fixed monthly payments during such suspension or delay. The Lonza SOW is non-cancellable for the first six (6) months of the term and carries minimum non-cancellable costs amounting to a potential aggregate of up to approximately $35 million in the event of termination.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and development expenses, including clinical trial accruals and related expenses

Research and development costs are charged to expense as incurred. Research and development costs consist primarily of salaries and benefits of research and development personnel, costs related to research activities, preclinical studies, and overhead and facility-related costs. We account for advanced payments, including non-refundable amounts, for goods or services that will be used in future research and development activities as expenses when the related goods have been received or when the service has been performed, or such a time when we do not expect the goods to be delivered or services to be performed, rather than when the payment is made.

Expenses related to clinical trials are accrued based on estimates and representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies, and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. Similarly, we accrue expenses related to the work performed by CMOs based on the progress of the work performed. If the amounts that we are obligated to pay under clinical trial agreements and manufacturing agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the accruals are adjusted accordingly. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

Share-based compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees and directors, including grants of incentive stock options, nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units, to be recognized as expense based on their grant date fair values. Our policy is to account for forfeitures as they occur.

We estimate the fair value of options granted using the Black-Scholes-Merton option pricing (Black-Scholes) model for stock option grants to both employees and non-employees. We will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that prevent their value from being reasonably estimated using this model.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions. Our methodology for developing the assumptions used in the valuation model are as follows:

Fair Value of Common Stock—See the subsection titled “Determination of the fair value of our common stock and fair value of total equity” below.

Expected Dividend Yield—The expected dividend yield is based on the Company’s historical and expected dividend payouts. The Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

Expected Equity Volatility—Due to the lack of a public market for our common stock (prior to the Company’s IPO) and the lack of company-specific historical and implied volatility data, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us (e.g., public entities of similar size, complexity, stage of development and industry focus). The historical volatility is calculated based on a period of time commensurate with expected term assumption.

Risk-Free Interest Rate—The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options.

Expected Term—We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

The Company’s share-based compensation related to stock options subject to service conditions are recognized as expense ratably over the required service period based on their grant date fair values.

The fair value of restricted stock awards, unrestricted stock awards, and restricted stock units (collectively, awards) without a market condition (e.g., certain market capitalization thresholds) is determined based on the fair value of our common stock on the grant date. Vesting of awards is accelerated for certain employees in the event of a change in control or in the event that we remove the employee with or without cause from their position.

We estimate the fair value of awards subject to both a market condition and a performance condition on the grant date using a Monte Carlo simulation model. For awards with vesting subject to the fulfillment of both market and performance conditions, share-based compensation expense is recognized using the accelerated attribution method beginning when the achievement of the performance condition becomes probable over the applicable service period. The amount of share-based compensation expense is dependent on our periodic assessment of the probability of the performance condition being satisfied and our estimate, which may vary over time, of the number of shares that will ultimately be issued. If the performance condition is not met, no compensation expense is recognized, and any previously recognized compensation cost is reversed.

We granted restricted stock units (RSU Award) to an executive officer subject to service, performance, and market conditions and used the Monte Carlo simulation model approach to estimate the fair value of the RSU Award on the date of grant. We utilized Monte Carlo simulation models to estimate the fair value of the RSUs on the date of grant. In applying the Monte Carlo methodology, the total equity value on various measurement dates were simulated and allocated to the various classes of equity in the Company’s capital structure according to the characteristics of that capital structure, such as the number of shares of each class of equity, seniority levels, liquidation preferences and conversion values for redeemable convertible preferred stock, and participation thresholds for common stock and each series of redeemable convertible preferred stock. The fair value of the RSU Award is the average of the discounted proceeds to the common stock across all simulated paths.

Application of the Monte Carlo simulation model required various subjective assumptions that represent management’s best estimates of the fair value of common stock, expected equity volatility, risk-free interest rate, discount period, expected dividend yield, and time to achievement of a performance condition:

Fair Value of Common Stock and Fair Value of Total Equity—See the subsection titled “Determination of the fair value of our common stock and fair value of total equity” below.

Expected Equity Volatility—Due to the lack of a public market for the Company’s common stock (prior to the Company’s IPO) and the lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company (e.g., public entities of similar size, complexity, stage of development, and industry focus). The historical volatility is calculated based on a period commensurate with the expected date of achievement of a performance condition.

Risk-Free Interest Rate and Discount Period—The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected time to achieve of a performance condition. The discount period is the period between the valuation date and the assumed change in control event date, with the assumption that all equity shares in the capital structure are paid out in cash.

Expected Dividend Yield—The expected dividend yield is based on the Company’s historical and expected dividend payouts. The Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

Expected Time to Achievement of a Performance Condition—The time to the achievement of a performance condition is based on the Company’s best estimate of the period of time to achievement of a performance condition that attains the established market capitalization thresholds.

Determination of the fair value of our common stock and fair value of total equity

Given the lack of an active public market for our common stock and other equity instruments prior to our IPO, the fair value of our common stock and total equity was determined by the board of directors with input from management and consideration of third-party valuation reports. In the absence of a public trading market, and as a clinical-stage company with no significant revenues, we believe that it is appropriate to consider a range of factors to determine the fair market value of the common stock at each grant date and resulting total equity value. In determining the fair value of our common stock and total equity value, we use methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants’ (AICPA) Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation. In addition, we considered various objective and subjective factors, along with input from the independent third-party valuation firm. The factors included (1) our achievement of clinical and operational milestones; (2) the significant risks associated with our stage of development; (3) capital market conditions for life science companies, particularly similarly situated, privately held, early-stage life science companies; (4) our available cash, financial condition, and results of operations; (5) the most recent sales of our redeemable convertible preferred stock; and (6) the preferential rights of the outstanding preferred stock.

The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, our board of directors considered the following methods:

•
Probability-weighted expected return method. The PWERM is a scenario-based analysis that estimates the fair value of common stock based upon an analysis of future values for the business, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible forecasted outcomes as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at a non-marketable indication of value for the common stock.
•
Option pricing method. Under the OPM, shares are valued by creating a series of call options, representing the present value of the expected future returns to the stockholders, with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.

•
Hybrid return method. The hybrid return method is a blended approach using aspects of both the PWERM and OPM, in which the equity value in one of the scenarios is calculated using an OPM.

Based on our early stage of development and other relevant factors, for our valuation performed on August 9, 2019, we determined that the hybrid method was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock and total equity value. Under the hybrid method, we analyzed various scenarios, including one scenario where we would remain an independent and private company, where the OPM was utilized, and an alternative scenario of a liquidation where a waterfall analysis was utilized, with the outcome of each scenario combined into a single probability-weighted valuation. The enterprise value under the remain independent and private company scenario was based on a backsolve to our latest round of financing. The enterprise value under the liquidation scenario was based on the recovery of value of our company as of the liquidation date.

For our valuations performed on May 31, 2020, December 23, 2020, April 9, 2021 and October 25, 2021, we used the PWERM whereby our total enterprise value was estimated under various exit scenarios and allocated to our different classes of equity. The PWERM included various scenarios in which we stay private, complete the sale of our company, complete an IPO or liquidate our company that considered our estimate of the timing of each scenario and were weighted based on our estimate of the probability of each event occurring. The enterprise value under the IPO scenarios was based on the guideline public company method market approach and considered comparable publicly traded companies. The enterprise value under the stay private scenarios was based on an OPM backsolve to our latest round of financing. As a concurrent equity financing did not occur on or around October 25, 2021, for the October 25, 2021 valuation the OPM backsolve was linked to the equity financing on April 9, 2021, adjusted for changes in comparable public company values between the two dates. The equity values under the scenarios in which we complete the sale of our company were based on the guideline transaction method market approach and considered comparable company transactions. The enterprise value under the liquidation scenarios was based on the asset approach and was based on the recovery of value of our company as of the liquidation dates.

The enterprise value determined under the PWERM and OPM was weighted according to our board of directors’ estimate of the probability of the occurrence of the particular discrete event as of the valuation date. The resulting equity value for the common stock was then divided by the number of shares of common stock outstanding at the date of the valuation to derive a per share value on a marketable basis. In order to determine the fair value of our common stock on a non-marketable basis, we then applied a discount for lack of marketability which we derived based on inputs including a company-specific volatility rate, a term equal to the expected time to a future liquidity event and a risk-free rate equal to the yield on U.S. treasury notes of similar duration.

Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events. Changes in any or all of these estimates and assumptions, or the relationships between those assumptions, impact our valuations as of each valuation date and may have a material impact on the valuation of common stock. The assumptions underlying these valuations represent our management’s best estimate, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Following the closing of February 2022 IPO, the fair value of our common stock is determined based on the quoted market price of our common stock on the date of grant.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time that those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Unless we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act, we will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years, or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,

•
We may present only two years of audited financial statements, plus unaudited condensed financial statements for any interim period, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K;
•
We may avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
•
We may provide reduced disclosure about our executive compensation arrangements; and
•
We may not require stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

We have elected to take advantage of certain of the reduced disclosure and reporting requirements in this Annual Report on Form 10-K. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recent Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is contained on pages F-1 through F-24 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, with the participation and supervision of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our executive officers, key employees and directors as of March 1, 2022:

Name	Age	Position
Executive Officers:
Rami Elghandour	43	President, Chief Executive Officer and Chairman of the Board of Directors
Christopher Heery, M.D.	42	Chief Medical Officer
Lance Thibault, C.P.A.	55	Interim Chief Financial Officer

Non-Employee Directors:
Ali Behbahani, M.D.(1)(3)	45	Director
Jill Carroll, M.S.(2)(3)	46	Director
David Lubner, M.S., C.P.A.(1)(2)	57	Director
Kavita Patel, M.D.(2)	48	Director
Lewis T. Williams, M.D., Ph.D.(3)	72	Director
Derek Yoon(1)	47	Director

(1)
Member of the audit committee
(2)
Member of the compensation committee
(3)
Member of the corporate governance and nominating committee

Executive Officers

Rami Elghandour has served as our President, Chief Executive Officer and Chairman of the Board of Directors since January 2021. Previously, Mr. Elghandour served in various roles at Nevro Corp., a medical device company, from October 2012 to March 2019 including President, Chief Business Officer and most recently Chief Executive Officer and as a member of the board of Nevro Corp. from May 2016 to March 2019. From September 2008 to October 2012, Mr. Elghandour managed investments for Johnson & Johnson Development Corporation (JJDC), the venture investing arm of Johnson & Johnson (NYSE:JNJ), where he led several investments and served on the board of directors of a number of private companies, including Nevro’s board of directors. Additionally, he led strategic initiatives in the development and management of JJDC’s portfolio. From 2001 to 2006, Mr. Elghandour worked for Advanced Neuromodulation Systems, Inc. (acquired by St. Jude Medical), a medical device company, where he led firmware design and development on several implantable neurostimulators. Mr. Elghandour received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. in Electrical and Computer Engineering from Rutgers University School of Engineering. We believe that Mr. Elghandour is qualified to serve on our board due to his investment and engineering experience, strategic track record, and his service as our President and Chief Executive Officer.

Christopher Heery, M.D. has served as our Chief Medical Officer since April 2021. Previously, Dr. Heery, served as Chief Medical Officer of Precision BioSciences, Inc., a genome editing company, from May 2019 to April 2021, where he oversaw the clinical development of one of the first allogeneic CAR-T cell platforms and provided clinical insight into clinical efforts for gene editing therapeutics. Dr. Heery also served as Chief Medical Officer at Bavarian Nordic A/S, a biotechnology company, from October 2016 to April 2019, where he oversaw clinical development programs for its immune-oncology and infectious disease portfolios. Prior to that, he was a Staff Clinician and then an Associate Research Physician and Head of the Clinical Trials Group of the Laboratory of Tumor Immunology and Biology at the National Cancer Institute (NCI), a U.S. government health agency, from April 2012 to November 2013 and November 2013 to September 2016, respectively, where he was part of a larger effort to create new immunotherapies for the treatment of cancer. He joined the NCI Medical Oncology Branch as a Medical Oncology Fellow in 2009 and also served as an Adjunct Appointment in the Genitourinary Malignancies Branch. Dr. Heery is board certified in Medical Oncology and Internal Medicine. He received a B.A. from Duke University and a M.D. from East Carolina University Brody School of Medicine, and completed his internal medicine residency at the University of Illinois at Chicago.

Lance Thibault, C.P.A. has served as our Interim Chief Financial Officer since January 2022. Since January 2014, Mr. Thibault has served as managing director of Danforth Advisors, LLC providing operational, financial and strategic services at a number of private and public pharmaceutical and biotechnology companies, including as Interim Chief Financial Officer of Aadi Bioscience, Inc. (Nasdaq:AADI) from July 2021 to November 2021, as Acting Chief Financial Officer of Pieris Pharmaceuticals, Inc

(Nasdaq:PIRS) from February 2017 to April 2018, and as Interim Chief Financial Officer of Proteostasis Therapeutics, Inc. (Nasdaq:PTI) from April 2015 to August 2016. Prior to 2010, Mr. Thibault was Chief Financial Officer and Treasurer of deCODE genetics, Inc. (Nasdaq:DCGN), and a director at PricewaterhouseCoopers LLP. Mr. Thibault is a Certified Public Accountant and received his B.S. in Accountancy from Bentley University.

Non-Employee Directors

Ali Behbahani, M.D. has served as a member of our board of directors since January 2015. Dr. Behbahani joined New Enterprise Associates (NEA), a venture capital firm, in 2007 and is currently a general partner on the healthcare team. Prior to joining NEA, he worked as an intern and later as a consultant in business development at The Medicines Company, a specialty pharmaceutical company developing acute care cardiovascular products. He previously held positions as a Venture Associate at Morgan Stanley Venture Partners from 2000 to 2002 and as a Healthcare Investment Banking Analyst at Lehman Brothers from 1998 to 2000. He has been a member of the board of directors of Genocea Biosciences (Nasdaq:GNCA) since February 2018, Oyster Point Pharma (Nasdaq:OYST) since July 2017, Monte Rosa Therapeutics, Inc. (Nasdaq:GLUE) since April 2020, Nkarta, Inc. (Nasdaq:NKTX) since August 2019, Black Diamond Therapeutics (Nasdaq:BDTX) since December 2018, CRISPR Therapeutics AG (Nasdaq:CRSP) since April 2015, Adaptimmune Therapeutics Plc (Nasdaq:ADAP) since September 2014, CVRx, Inc. (Nasdaq:CVRX) since July 2013, Minerva Surgical, Inc. (Nasdaq:UTRS) since May 2011, and was on the board of Nevro Corp. (NYSE:NVRO) from August 2014 to March 2019. Dr. Behbahani received a B.S. in biomedical engineering, electrical engineering and chemistry from Duke University, an M.B.A. from the Wharton School of the University of Pennsylvania and an M.D. from the University of Pennsylvania School of Medicine. We believe that Dr. Behbahani is qualified to serve on our board due to his experience in life sciences and his experience as a member of the boards of directors of multiple companies in the life science industry.

Jill Carroll, M.S. has served as a member of our board of directors since September 2017. Ms. Carroll has served as partner of SR One Capital Management, LP (S.R. One), an entity affiliated with SR One Capital Fund I Aggregator, LP since September 2020. Prior to S.R. One, Ms. Carroll was principal at S.R. One, Limited, initially joining as a Senior Associate in September 2011. From August 2010 to August 2011, Ms. Carroll served as a VP, Corporate Development at Limerick Biopharma. Between May 2004 and August 2010, Ms. Carroll was served as the Senior Director, Strategic Planning & Corporate Development at Dynavax Technologies (Nasdaq:DVAX), where she was involved in multiple pharma-partnering deals, as well as substantial private and public financings. Ms. Carroll also served as a director at Clearview Projects from Sept 2001 to May 2004 and as a consultant specializing in health care at Mercer Management Consulting from March 1999 to July 2001. Ms. Carroll is a member of the board of directors of HotSpot Therapeutics and Odyssey Therapeutics. Ms. Carroll received her B.S. in Chemistry from Duke University and her M.S. in Biochemistry, Cellular and Molecular Biology from Johns Hopkins University. We believe that Ms. Carroll is qualified to serve our board of directors because of her substantial experience as an investor and her prior management experience as a consultant and as an executive.

David C. Lubner, M.S., C.P.A. has served as a director of our company since August 2020. Mr. Lubner served as Executive Vice President and Chief Financial Officer of Ra Pharmaceuticals Inc., a biotechnology company acquired by UCB S.A. in April 2020, from January 2016 until June 2020. Before joining Ra Pharmaceuticals, Mr. Lubner served as Chief Financial Officer of Tetraphase Pharmaceuticals from its inception in 2006 to 2016, as Chief Financial Officer of PharMetrics from 1999 until it was acquired by IMS Health in 2005 and as Vice President and Chief Financial Officer of ProScript from 1996 to 1999, where Velcade® (bortezomib), a therapy widely used for the treatment of the blood cancer multiple myeloma, was discovered. Mr. Lubner serves as a member of the board of directors of Dyne Therapeutics Inc. (Nasdaq:DYNE), Gemini Therapeutics, Inc. (Nasdaq:GMTX), Vor Biopharma Inc. (Nasdaq:VOR), Point Biopharma, Inc. (Nasdaq:PNT) and several other private companies, and Mr. Lubner previously served on the board of directors of Nightstar Therapeutics plc from 2017 until it was acquired by Biogen in June 2019 and Therapeutics Acquisition Corporation (d/b/a as Research Alliance Corp. I.), a blank check company focused on the healthcare industry. Mr. Lubner is a Certified Public Accountant and is a member of the American Institute of CPAs. He received his B.S. in business administration from Northeastern University and an M.S. in taxation from Bentley University. We believe that Mr. Lubner is qualified to serve on our board based on his financial and senior executive leadership experience and his biotechnology company board experience, including serving as an audit committee chair.

Kavita Patel, M.D. has served as a member of our board of directors since December 2021. Dr. Patel has been employed as a primary care physician at Mary’s Center in Washington, DC since January 2020. Since January 2011, Dr. Patel has served as a Nonresident Fellow at the Brookings Institution. Dr. Patel has also served as a venture partner at NEA since 2017. Dr. Patel previously served in leadership roles at Johns Hopkins from 2011 to 2018. From 2009 to 2010, she served as Director of Policy for the Office on Intergovernmental Affairs and Public Engagement at The White House. From 2007 to 2009, she served as policy analyst and trusted aide and was part of the senior staff of the Health, Education, Labor and Pensions (HELP) Committee under Senator Edward Kennedy’s leadership. Dr. Patel currently serves as a member of the board of directors of several non-profit organizations, including SSM Healthcare, a non-profit integrated delivery system. She has also served as a member of the Health and Human Services (HHS)

Physician Focused Payment Model Technical Advisory Committee from 2016 to 2021. Dr. Patel’s prior research in healthcare quality and community approaches to mental illness have earned national recognition and she has published numerous papers and book chapters on healthcare reform and health policy. Dr. Patel previously served on the board of directors of Tesaro, Inc. (Nasdaq:TSRO) from 2016 to 2018. Dr. Patel currently serves on the board of directors of Sigilon Therapeutics, Inc. (Nasdaq:SGTX), SelectQuote, Inc. (NYSE:SLQT) and Intelligent Medicine Acquisition Corp. (Nasdaq:IQMD). Dr. Patel earned an M.D. from University of Texas Health Science Center, an M.S. in Health Services Research from the University of California Los Angeles and her B.A. from the University of Texas at Austin. We believe that Dr. Patel is qualified to serve our board of directors because of her clinical and business experience and history as a policy maker, hospital administrator and practicing clinician.

Lewis T. Williams, M.D., Ph.D. has served as a member of our board of directors since August 2019. Dr. Williams is currently President and CEO of a private cell therapy company, Walking Fish Therapeutics, and has been venture partner at Quan Capital, a life sciences venture fund, since August 2018. Dr. Williams founded Five Prime Therapeutics (Nasdaq:FPRX), a biotechnology company, in December 2001, served as Five Prime’s Executive Chairman from July 2003 to January 2012 and January 2018 to December 2018, as President and Chief Executive Officer from August 2011 to December 2017 and as a member of Five Prime’s board of directors from January 2002 until December 2019. Previously, Dr. Williams spent seven years at Chiron Corporation, a biopharmaceutical company, now Novartis Vaccines and Diagnostics, Inc., most recently as its Chief Scientific Officer. Prior to joining Chiron, Dr. Williams was a professor of medicine at the University of California, San Francisco and served as Director of the University Cardiovascular Research Institution and Daiichi Research Center. Dr. Williams has also served on the faculties of Harvard Medical School and Massachusetts General Hospital and co-founded COR Therapeutics, Inc., a biotechnology company focused on cardiovascular disease. He is a member of the National Academy of Sciences and a fellow of the American Academy of Arts and Sciences. Dr. Williams is currently on the board of directors of Protagonist Therapeutics, Inc. (Nasdaq:PTGX) and Neoleukin Therapeutics (Nasdaq:NLTX) and was previously a member of the board of directors of Chiron, COR Therapeutics and Beckman Coulter, Inc., each of which was a public company during his service as a director. Dr. Williams received a B.S. from Rice University and an M.D. and a Ph.D. from Duke University. We believe that Dr. Williams’ experience in drug discovery and development and in executive positions at several pharmaceutical companies, his experience as a founder of a publicly traded healthcare company and his service as a director of other publicly traded healthcare companies give him the qualifications, skills and financial expertise to serve on our board of directors.

Derek Yoon has served as a member of our board of directors since April 2020. Mr. Yoon has been employed as President & CEO at Solasta Ventures (previously known as Aju IB Investment) (Solasta), a venture capital firm, since November 2013 and a member of the board of directors of Solasta since July 2019. Since December 2017, Mr. Yoon has served as member of the board of directors of Trefoil Therapeutics, and between December 2015 and August 2017, Mr. Yoon served on the board of directors of Clearside Biomedical (Nasdaq:CLSD). Prior to Solasta, Mr. Yoon was a Portfolio Manager with RBS Citizens from April 2011 to November 2013. From July 2009 to April 2011, Mr. Yoon was an Investment Manager at Berwind Private Equity. From October 1999 to July 2007, Mr. Yoon was Investment Manager at Kibo Capital in South Korea. Mr. Yoon received a Master of Finance from Boston College and a M.B.A. from Babson College. Mr. Yoon also received a B.S. in Chemical Engineering from Yonsei University in South Korea. We believe Mr. Yoon is qualified to serve on our board of directors due to his experience in life sciences and his experience as a member of the boards of directors of multiple companies in the life science industry.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in our Annual Report on Form 10-K those persons who did not file these reports when due.

We were not subject to the filing requirements of Section 16(a) of the Exchange Act in 2020.

Board Composition

In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors will be divided among the three classes as follows:

•
The Class I directors are Ali Behbahani, M.D., Lewis T. Williams, M.D., Ph.D. and Derek Yoon, and their terms will expire at the annual meeting of stockholders to be held in 2023;

•
The Class II directors are Jill Carroll, M.S. and Kavita Patel, M.D., and their terms will expire at the annual meeting of stockholders to be held in 2024; and
•
The Class III directors are Rami Elghandour, and David Lubner, M.S., C.P.A., and their terms will expire at the annual meeting of stockholders to be held in 2025.

At each annual meeting of stockholders, upon the expiration of the term of a class of directors, the successor to each such director in the class will be elected to serve from the time of election and qualification until the third annual meeting following his or her election and until his or her successor is duly elected and qualified, in accordance with our amended and restated certificate of incorporation and amended and restated bylaws. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one third of our directors.

This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

Director Independence

Our common stock is listed on the Nasdaq Global Select Market. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the rules of Nasdaq, the board of directors of a listed company must affirmatively determine that each member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Ali Behbahani, M.D., Jill Carroll, M.S., David Lubner, M.S., C.P.A., Kavita Patel, M.D., Lewis T. Williams, M.D., Ph.D., and Derek Yoon representing six of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq. Mr. Elghandour is not an independent director because he is our President and Chief Executive Officer.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled Item 13. Certain Relationships and Related Transactions, and Director Independence. There are no family relationships among any of our directors or executive officers.

Board Leadership Structure

Mr. Elghandour serves as both our Chief Executive Officer and Chairman of the Board. In addition, our board does not have a lead independent director at this time, but will continue to monitor and evaluate the appropriateness of our board leadership structure. Our board believes that Mr. Elghandour’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Elghandour possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us and our business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. Specifically, his combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and manufacturers.

Role of the Board in Risk Oversight

Our board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our board of directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks and operational risks. The compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The audit committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting. The corporate governance and nominating committee is responsible for overseeing the management of risks associated with the independence of our board of directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed through discussions from committee members about such risks. Our board of directors believes its administration of its risk oversight function has not negatively affected the board of directors’ leadership structure.

Board Committees

Our board of directors has an audit committee, a compensation committee and a corporate governance and nominating committee, each of which has the composition and the responsibilities described below.

Audit Committee

The members of our audit committee are David Lubner, M.S., C.P.A., Ali Behbahani, M.D., and Derek Yoon. David Lubner, M.S., C.P.A. is the chair of our audit committee and is our audit committee financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act, and possesses financial sophistication, as defined under the rules of Nasdaq. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of the Nasdaq Global Select Market. Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. Our audit committee, among other things:

•
Selects and hires the independent registered public accounting firm to audit our financial statements;
•
Helps to ensure the independence and performance of the independent registered public accounting firm;
•
Approves audit and non-audit services and fees;
•
Reviews financial statements and discusses with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;
•
Prepares the audit committee report that the SEC requires to be included in our annual proxy statement;
•
Reviews reports and communications from the independent registered public accounting firm;
•
Reviews the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
•
Reviews our policies on risk assessment and risk management;
•
Reviews and monitors conflicts of interest situations, and approves and prohibits any involvement in matters that may involve a conflict of interest or taking of a corporate opportunity;
•
Reviews related party transactions; and

•
Establishes and oversees procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Compensation Committee

The members of our compensation committee are Kavita Patel, M.D., Jill Carroll, M.S., and David Lubner, M.S., C.P.A. Jill Carroll, M.S. is the chair of our compensation committee. Each member of our Compensation Committee meets the requirements for independence under the listing standards of the Nasdaq Global Select Market and SEC rules and regulations. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, or Rule 16b-3. Our compensation committee will oversees our compensation policies, plans and benefits programs. The compensation committee, among other things:

•
Oversees our overall compensation philosophy and compensation policies, plans and benefit programs;
•
Reviews and approves or recommends to the board of directors for approval compensation for our executive officers and directors;
•
Prepares the compensation committee report that the SEC will require to be included in our annual proxy statement; and
•
Administers our equity compensation plans.

Our compensation committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Corporate Governance and Nominating Committee

The members of our corporate governance and nominating committee are Ali Behbahani, M.D., Jill Carroll, M.S., and Lewis T. Williams, M.D., Ph.D. Ali Behbahani, M.D. is the chair of our corporate governance and nominating committee. Each member of our corporate governance and nominating committee meets the requirements for independence under the listing standards of the Nasdaq Global Select Market and SEC rules and regulations. Our corporate governance and nominating committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. The corporate governance and nominating committee, among other things:

•
Identifies, evaluates and makes recommendations to our board of directors regarding nominees for election to our board of directors and its committees;
•
Considers and makes recommendations to our board of directors regarding the composition of our board of directors and its committees;
•
Reviews developments in corporate governance practices;
•
Evaluates the adequacy of our corporate governance practices and reporting; and
•
Evaluates the performance of our board of directors and of individual directors.

Our corporate governance and nominating committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Code of Business Conduct and Ethics

Our board of directors has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of business conduct and ethics is available on our website at www.arcellx.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions or our directors on our website identified above. Information contained on, or that can be accessible through, our website is not a part of this Annual Report on Form 10-K the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2021 are:

•
Rami Elghandour, our current President and Chief Executive Officer;
•
David Hilbert, our former President and Chief Executive Officer;
•
Christopher Heery, our current Chief Medical Officer; and
•
Neeraj Teotia, our current Chief Commercial Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)		Option Awards ($)(2)		Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Rami Elghandour	2021	470,272	325,000	10,300,000	(4)	12,299,542	(5)	—	8,700	(3)	23,403,514
President and Chief Executive Officer
David Hilbert, Ph.D.	2021	416,433	291,320	—		431,865	(6)	—	92,843	(9)	1,232,461
Former President and Chief Executive Officer
Christopher Heery, M.D.	2021	295,336	227,539	—		1,535,520	(7)	—	8,700	(3)	2,067,095
Chief Medical Officer
Neeraj Teotia	2021	245,785	126,937	—		1,535,960	(8)	—	7,381	(3)	1,916,063
Chief Commercial Officer

(1)
The amounts reported represent discretionary bonuses paid in lump sum in March 2022 based upon the achievement of company goals for the year ended December 31, 2021, as determined by our board of directors.
(2)
The assumptions used in calculating the grant date fair value of the options disclosed in this column are set forth in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(3)
The amounts reported represent matching contributions under our 401(k) plan.
(4)
The amount reported represents the grant date fair value of a restricted stock unit award covering 952,804 shares of our common stock granted to Mr. Elghandour on June 9, 2021, as amended December 7, 2021, in the amount of $10,300,000 as computed in accordance with ASC Topic 718.
(5)
The amount reported represents the sum of the following: (i) the grant date fair value of the stock option to purchase 1,068,005 shares of our common stock granted to Mr. Elghandour on February 6, 2021 with an exercise price of $8.65 per share, in the amount of $7,784,451 as computed in accordance with ASC Topic 718, (ii) the incremental increase in the fair value of the stock option originally granted to Mr. Elghandour on February 6, 2021 arising from the repricing of such stock option from an exercise price of $8.65 per share to an exercise price of $6.28 per share on June 9, 2021, in the amount of $213,700 as computed in accordance with ASC Topic 718, and (iii) the grant date fair value of the stock option to purchase 837,602 shares of our common stock granted to Mr. Elghandour on June 9, 2021 with an exercise price of $6.28 per share, in the amount of $4,301,391 as computed in accordance with ASC Topic 718.
(6)
The amount reported represents the grant date fair value of the stock option to purchase 81,757 shares of our common stock granted to Dr. Hilbert on June 9, 2021 with an exercise price of $6.28 per share, in the amount of $431,865 as computed in accordance with ASC Topic 718.
(7)
The amount reported represents the grant date fair value of the stock option to purchase 290,692 shares of our common stock granted to Dr. Heery on June 9, 2021 with an exercise price of $6.28 per share, in the amount of $1,535,520 as computed in accordance with ASC Topic 718.
(8)
The amount reported represents the sum of the following: (i) the grant date fair value of the stock option to purchase 254,355 shares of our common stock granted to Mr. Teotia on June 9, 2021 with an exercise price of $6.28 per share, in the amount of $1,343,580 as computed in accordance with ASC Topic 718, and (ii) the grant date fair value of the stock option to purchase 36,336 shares of our common stock granted to Mr. Teotia on October 21, 2021 with an exercise price of $6.28 per share, in the amount of $192,380 as computed in accordance with ASC Topic 718.
(9)
The amount reported consists of (i) $8,700 for matching contributions under our 401(k) plan and (ii) the cancellation of $84,143 in aggregate principal and interest under a promissory note held by our company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2021:

		Option Awards						Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(2)		Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(3)
Rami Elghandour	2/6/2021	1,068,005	(4)	—	6.28	(5)	2/6/2031
	6/9/2021	837,602	(6)	—	6.28		6/9/2031
	6/9/2021	—		—				952,804	(7)	6,345,675
David Hilbert, Ph.D.	9/18/2018	206,298	(8)	—	0.78		9/18/2028
	1/31/2020	375,485	(9)	—	3.20		1/31/2030
	6/9/2021	81,757	(10)	—	6.28		6/9/2031
Christopher Heery, M.D.	6/9/2021	261,623	(11)	—	6.28		6/9/2031
	6/9/2021	29,069	(12)	—	6.28		6/9/2031
Neeraj Teotia	6/9/2021	249,632	(13)	—	6.28		6/9/2031
	6/9/2021	4,723	(14)	—	6.28		6/9/2031
	10/21/2021	36,336	(15)	—	6.28		10/21/2031

(1)
Each of the outstanding options to purchase shares of our common stock was granted pursuant to our 2017 Plan.
(2)
Except as otherwise provided below, this column represents the fair market value of a share of our common stock on the date of grant, as determined by our board of directors.
(3)
This column represents the fair market value of a share of our common stock as of December 31, 2021, the market value has been calculated based on an estimated per-share common stock value of $6.66 per share as of December 31, 2021.
(4)
1/36th of the shares subject to this option vest monthly after the vesting commencement date of January 22, 2021, subject to the optionee’s continued status as a service provider through each vest date. All of the shares underlying this option are subject to an early exercise provision, pursuant to which the optionee may exercise the option for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option. See the section titled Item 11. Executive Compensation—Employment Arrangements with Our Named Executive Officers and Executive Officers—Rami Elghandour for additional terms regarding Mr. Elghandour’s stock options.
(5)
This stock option was originally granted with an exercise price of $8.65 per share. It was repriced by our board of directors on June 9, 2021 from an exercise price of $8.65 per share to an exercise price of $6.28 per share. No other terms or conditions of the option were changed in connection with the repricing.
(6)
1/36th of the shares subject to this option vest monthly after the vesting commencement date of January 22, 2021, subject to the optionee’s continued status as a service provider through each vest date. All of the shares underlying this option are subject to an early exercise provision, pursuant to which the optionee may exercise the option for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option. See the section titled Item 11. Executive Compensation—Employment Arrangements with Our Named Executive Officers and Executive Officers—Rami Elghandour for additional terms regarding Mr. Elghandour’s stock options.

(7)
See the section titled Item 11. Executive Compensation—Employment Arrangements with Our Named Executive Officers and Executive Officers—Rami Elghandour for vesting details of Mr. Elghandour’s restricted stock units.
(8)
1/4th of the shares subject to this option vested on the first anniversary of the vesting commencement date of July 18, 2018 and 1/48th of the shares vest monthly thereafter, subject to the optionee’s continued status as a service provider through each vest date. All of the shares underlying this option are subject to an early exercise provision, pursuant to which the optionee may exercise the option for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option.
(9)
1/4th of the shares subject to this option vested on the first anniversary of the vesting commencement date of August 9, 2019 and 1/48th of the shares vest monthly thereafter, subject to the optionee’s continued status as a service provider through each vest date. All of the shares underlying this option are subject to an early exercise provision, pursuant to which the optionee may exercise the option for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option.
(10)
1/48th of the shares subject to this option vest monthly after the vesting commencement date of June 9, 2021, subject to the optionee’s continued status as a service provider through each vest date. All of the shares underlying this option are subject to an early exercise provision, pursuant to which the optionee may exercise the option for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option.
(11)
1/4th of the shares subject to this option vested on the first anniversary of the vesting commencement date of April 26, 2021 and 1/48th of the shares vest monthly thereafter, subject to the optionee’s continued status as a service provider through each vest date. All of the shares underlying this option are subject to an early exercise provision, pursuant to which the optionee may exercise the option for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option.
(12)
1/48th of the shares subject to this option vest monthly after the vesting commencement date of June 9, 2021, subject to the optionee’s continued status as a service provider through each vest date. All of the shares underlying this option are subject to an early exercise provision, pursuant to which the optionee may exercise the option for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option.
(13)
1/4th of the shares subject to this option vested on the first anniversary of the vesting commencement date of April 5, 2021 and 1/48th of the shares vest monthly thereafter, subject to the optionee’s continued status as a service provider through each vest date. All of the shares underlying this option are subject to an early exercise provision, pursuant to which the optionee may exercise the option for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option.
(14)
1/48th of the shares subject to this option vest monthly after the vesting commencement date of June 9, 2021, subject to the optionee’s continued status as a service provider through each vest date. All of the shares underlying this option are subject to an early exercise provision, pursuant to which the optionee may exercise the option for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option.
(15)
1/48th of the shares subject to this option vest monthly after the vesting commencement date of October 13, 2021, subject to the optionee’s continued status as a service provider through each vest date. All of the shares underlying this option are subject to an early exercise provision, pursuant to which the optionee may exercise the option for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option.

Employment Arrangements with Our Named Executive Officers and Executive Officers

We have entered into employment offer letter agreements with certain of our named executive officers in connection with their employment with us. These offer letters provide for “at will” employment. As an independent contractor, Lance Thibault, our interim Chief Financial Officer, is subject to the terms of the consulting agreement between us and Danforth Advisors, as described below.

Rami Elghandour

In connection with our IPO, we entered into a confirmatory offer letter agreement with Mr. Elghandour, our Chief Executive Officer. This agreement has no specific term and provides for at-will employment. Mr. Elghandour’s annual base salary is $565,000 and he will be eligible for an annual target cash incentive payment of up to 55% of his annual base salary. Mr. Elghandour will also be eligible to receive certain severance benefits upon an involuntary termination pursuant to a Change in Control and Severance Agreement he has entered into with us, as described in more detail below under the section titled Item 11. Executive Compensation—Potential Payments upon Termination or Change in Control.

Rami Elghandour Equity Awards

On February 6, 2021, we granted Mr. Elghandour an option to purchase 1,068,005 shares of our common stock at an exercise price of $8.65 per share, subject to the terms and conditions of our 2017 Plan and a stock option agreement thereunder (the Elghandour Initial Option). On June 9, 2021, our board of directors amended the exercise price of the Elghandour Initial Option from $8.65 per share to $6.28 per share. The Elghandour Initial Option may be exercised prior to vesting, subject to Mr. Elghandour executing a restricted stock purchase agreement. The Elghandour Initial Option will vest as to 1/36th of the shares subject to the Elghandour Initial Option on each monthly anniversary of January 22, 2021, subject to Mr. Elghandour continuing to be a service provider through each vesting date. The Elghandour Initial Option will, to the extent vested, be exercisable through the earlier of February 6, 2031 or the 36 month anniversary of the date Mr. Elghandour ceases to be a service provider, subject to the terms of our 2017 Plan. Mr. Elghandour will be permitted to exercise the Elghandour Initial Option through the issuance of a full recourse promissory note and security agreement in a reasonable form provided by us.

On June 9, 2021, we granted Mr. Elghandour an option to purchase 837,602 shares of our common stock at an exercise price of $6.28 per share, subject to the terms and conditions of our 2017 Plan and a stock option agreement thereunder (the Elghandour Second Option). The Elghandour Second Option may be exercised prior to vesting, subject to Mr. Elghandour executing a restricted stock purchase agreement. The Elghandour Second Option will vest pursuant to the same vesting schedule as the Elghandour Initial Option. The Elghandour Second Option will, to the extent vested, be exercisable through the earlier of June 9, 2031 or the 36 month anniversary of the date Mr. Elghandour ceases to be a service provider, subject to the terms of our 2017 Plan. Mr. Elghandour will be permitted to exercise the Elghandour Second Option through the issuance of a full recourse promissory note and security agreement in a reasonable form provided by us.

On June 9, 2021, we granted Mr. Elghandour an award of restricted stock units covering 952,804 shares of our common stock, subject to the terms and conditions of our 2017 Plan and a restricted stock unit award agreement thereunder (the Elghandour Initial RSU Award). On December 7, 2021, we amended the Elghandour Initial RSU Award (the Elghandour Amended Initial RSU Award). The Elghandour Amended Initial RSU Award will vest pursuant to a service component and a performance component. The service component will be satisfied if Mr. Elghandour remains a service provider through the date that our board of directors determines that the applicable performance component is satisfied. The performance component will be satisfied upon our achievement of a company value, as defined in the award agreement underlying the Elghandour Amended Initial RSU Award, as follows: upon achievement of a company value that is equal to $2,500,000,000, or the minimum threshold, 1/6th of the shares subject to the Elghandour Amended Initial RSU Award will vest; upon achievement of a company value that is equal to or greater than $5,000,000,000, or the maximum threshold, 100% of the shares subject to the Elghandour Amended Initial RSU Award will vest; and upon achievement of a company value that is between the minimum threshold and the maximum threshold, a portion of the shares subject to the Elghandour Amended Initial RSU Award will vest between 1/6th and 100% based on straight line linear interpolation. Company value will be measured either (i) on a change in control (as defined in our 2017 Plan) based on the aggregate amount of deal consideration paid at the closing of such change in control by an acquirer for our shares of common stock or (ii) on June 30 and December 31 of each year following the expiration of any lockup period related to our initial public offering, and will be measured based on the sum of our total market capitalization as of the applicable measurement date, based on the average closing trading price of one share of our common stock over the 60 day period ending on the day prior to such measurement date, less the aggregate value of all cash, cash equivalents and marketable securities held by us on the applicable measurement date.

David Hilbert, Ph.D.

We have entered into a Transition and Release Agreement with Dr. Hilbert, our former President and Chief Executive Officer, that provided the terms and conditions for Dr. Hilbert’s transition from an employee and Chief Technical Officer of our company to a consultant of our company effective January 2, 2022 (the Transition Agreement). During the period Dr. Hilbert continues service as a consultant, he will continue to vest in any outstanding stock option awards he holds subject to the terms of such awards and our 2017 Plan. In exchange for a general release of claims as set forth in the Transition Agreement, Dr. Hilbert is entitled to (i) a lump sum equal to six (6) months of his base salary, and (ii) a lump sum of $75,000, which is equal to his bonus award previously approved by our board of directors on March 17, 2021.

Christopher Heery, M.D.

In connection with our IPO, we entered into a confirmatory employment letter with Dr. Heery, our Chief Medical Officer. The confirmatory employment letter has no specific term and provides for at-will employment. Dr. Heery’s current annual base salary is $430,000 and his annual target bonus is 40% of his annual base salary.

Neeraj Teotia

In connection with our IPO, we entered into a confirmatory employment letter with Mr. Teotia, our Chief Commercial Officer. The confirmatory employment letter has no specific term and provides for at-will employment. Mr. Teotia’s annual base salary is $400,000 and his annual target bonus is 40% of his annual base salary.

Arrangement with our Interim Chief Financial Officer

On January 7, 2022, we entered into a consulting agreement with Danforth Advisors, LLC, where Mr. Thibault is a consultant, providing for the engagement of Mr. Thibault as our interim chief financial officer (the Danforth Agreement). Pursuant to the Danforth Agreement, Mr. Thibault will be responsible for our accounting and finance functions and will serve as our principal financial officer and principal accounting officer. Mr. Thibault is providing services to us under the Danforth Agreement as an independent contractor. The Danforth Agreement may be terminated by us or Danforth (a) with “cause” upon 30 days prior written notice to the other party or (b) without “cause” upon 60 days prior written notice to the other party. As consideration under the agreement, we pay Danforth consulting fees generally based on hourly rates as enumerated in the agreement.

Executive Equity Awards in Connection with Our Initial Public Offering

To reward our executive officers for helping to achieve our initial public offering, our board of directors has approved grants of options to purchase shares of our common stock (Executive IPO Options) to certain of our executive officers and named executive officers, pursuant to the terms of the 2022 Plan and the form of option agreement thereunder, subject to each such individual continuing to serve as an employee through the date of grant. The Executive IPO Options were granted on February 3, 2022. Each Executive IPO Option has a per share exercise price equal to the fair market value of one share of our common stock on the date of grant. The shares subject to each Executive IPO Option shall vest as follows: 1/48th of the shares subject to such Executive IPO Option shall vest monthly after the date of grant, in each case subject to the executive continuing to be a service provider through the applicable vesting date. The Executive IPO Option granted to Rami Elghandour has an aggregate grant date fair value of $4.7 million (which equals 486,051 shares of our common stock), the Executive IPO Option granted to Christopher Heery has an aggregate grant date fair value of $1.52 million (which equals 156,102 shares of our common stock), and the Executive IPO Option granted to Neeraj Teotia has an aggregate grant date fair value of $1.45 million (which equals 149,025 shares of our common stock).

In addition, as part of our annual equity grant cycle, our board of directors has approved grants of options to purchase shares of our common stock (Executive Annual Options) and grants of restricted stock units covering shares of our common stock (Executive Annual RSU Awards) to certain of our executive officers and our named executive officers, pursuant to the terms of the 2022 Plan and the form of option agreement or restricted stock unit award agreement, as applicable, thereunder, subject to each such individual continuing to serve as an employee through the applicable date of grant.

The Executive Annual Options were granted on February 3, 2022. Each Executive Annual Option has a per share exercise price equal to the fair market value of one share of our common stock on the date of grant. The shares subject to each Executive Annual Option shall vest as follows: 1/48th of the shares subject to such Executive Annual Option shall vest monthly after the date of grant, in each case subject to the executive continuing to be a service provider through the applicable vesting date. The Executive Annual Option granted to Rami Elghandour has an aggregate grant date fair value of $3.2 million (which equals 324,051 shares of our common stock), the Executive Annual Option granted to Christopher Heery has an aggregate grant date fair value of $1.02 million (which equals 104,102 shares of our common stock ), and the Executive Annual Option granted to Neeraj Teotia has an aggregate grant date fair value of $0.97 million (which equals 99,333 shares of our common stock).

The Executive Annual RSU Awards were granted on February 7, 2022. Each Executive Annual RSU Award shall vest as follows: 1/3rd of the shares subject to an Executive Annual RSU Award will be scheduled to vest on each annual anniversary of the date of grant, subject to the executive continuing to be a service provider through the applicable vesting date. The Executive Annual RSU Award granted to Rami Elghandour will have an aggregate grant date fair value of $3.2 million (which equals 210,633 shares of our common stock), the Executive Annual RSU Award granted to Christopher Heery will have an aggregate grant date fair value of $1.02 million (which equals 67,666 shares of our common stock), and the Executive Annual RSU Award granted to Neeraj Teotia will have an aggregate grant date fair value of $0.97 million (which equals 64,566 shares of our common stock).

Our board of directors has approved the grant of restricted stock units covering shares of our common stock (the Elghandour Second RSU Award) to Rami Elghandour, pursuant to the terms of the 2022 Plan and the form of restricted stock unit award agreement thereunder, subject to Mr. Elghandour continuing to serve as an employee through the date of grant. The Elghandour Second RSU Award was granted on February 7, 2022. The Elghandour Second RSU Award shall vest pursuant to the same vesting schedule as the Elghandour Amended Initial RSU Award. Mr. Elghandour declined to receive the Elghandour Second RSU Award.

Potential Payments upon Termination or Change in Control

Change in Control and Severance Agreements

Our board of directors has approved, and certain of our named executive officers and certain other of our key employees have entered into change in control and severance agreements.

Pursuant to certain of our named executive officers’ change in control and severance agreements, if, within the 3 month period prior to or the 24 month period following a “change in control” (as defined in the applicable agreement), we terminate the employment of the applicable named executive officer without “cause” (excluding death or disability) or such executive resigns for “good reason” (as such terms are defined in the applicable agreement), and within 60 days following such termination, such named executive officer executes a waiver and release of claims in our favor that becomes effective and irrevocable, such named executive officer will be entitled to receive (i) a lump sum payment equal to the sum of 18 months (24 months with respect to Mr. Elghandour) of such named executive officer’s then current annual base salary and 150% (200% with respect to Mr. Elghandour) of such named executive officer’s annual target bonus, less applicable withholdings, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for such named executive officer and such executive’s respective eligible dependents for up to 18 months (24 months with respect to Mr. Elghandour), and (iii) vesting acceleration as to 100% of the then-unvested shares subject to each of such named executive officer’s then outstanding equity awards subject to time-based vesting conditions (and in the case of awards subject to performance-based vesting conditions, such awards will be treated as provided for in the applicable award agreement governing such award).

Pursuant to certain of our named executive officers’ change in control and severance agreements, if, outside of the 3 month period prior to or the 24 month period following a “change in control”, we terminate the employment of the applicable named executive officer without cause (excluding death or disability) or, with respect to Mr. Elghandour, he resigns for good reason, and within 60 days following such termination, such named executive officer executes a waiver and release of claims in our favor that becomes effective and irrevocable, such named executive officer will be entitled to receive (i) a lump sum payment equal to 12 months of such named executive officer’s then current annual base salary (as well as, with respect to Mr. Elghandour, 100% of such named executive officer’s annual target bonus), (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for such named executive officer and such executive’s respective eligible dependents for up to 12 months, (iii) a lump sum payment equal to such named executive officer’s annual target bonus, prorated by multiplying such amount by a fraction, (x) the numerator of which is the number of days during which the executive was employed with us in the calendar year that the termination occurs, and (y) the denominator of which is 365, and (iv) with respect to Mr. Elghandour, vesting acceleration as to a number of the then-unvested shares subject to each of such named executive officer’s then-outstanding compensatory equity awards subject to time-based vesting conditions that would have vested had such named executive officer remained our employee over the 24 month period following the date of termination.

Pursuant to certain of our named executive officers’ change in control and severance agreements, in the event any payment to the applicable executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, as amended (the Code) (as a result of a payment being classified as a parachute payment under Section 280G of the Code), such executive will receive such payment as would entitle such executive to receive the greatest after-tax benefit, even if it means that we pay such executive a lower aggregate payment so as to minimize or eliminate the potential excise tax imposed by Section 4999 of the Code.

Employee Benefit and Stock Plans

2022 Equity Incentive Plan (2022 Plan)

Our board of directors has adopted, and our stockholders approved, our 2022 Plan. Our 2022 Plan became effective on February 2, 2022. Our 2022 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), and performance awards to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. Our 2017 Plan terminated on February 1, 2022 with respect to the grant of future awards.

Authorized Shares. Subject to the adjustment provisions of and the automatic increase described in our 2022 Plan, a total of 4,296,875 shares of our common stock is reserved for issuance pursuant to our 2022 Plan. In addition, subject to the adjustment provisions of our 2022 Plan, the shares reserved for issuance under our 2022 Plan also will include any shares subject to awards granted under our 2017 Plan that, on or after February 3, 2022, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest (provided that the maximum number of shares that may be added to our 2022 Plan pursuant to outstanding awards under the 2017 Plan is 6,269,300 shares). Subject to the adjustment provisions of our 2022 Plan, the number of shares available for issuance under our 2022 Plan will also include an annual increase on the first day of each fiscal year beginning with the 2023 fiscal year and ending on the ten year anniversary of the date our board of directors approved the 2022 Plan, in an amount equal to the least of:

•
4,296,875 shares of our common stock;
•
5.0% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or
•
such number of shares of our common stock as the administrator may determine.

If a stock option or stock appreciation right granted under the 2022 Plan expires or becomes unexercisable without having been exercised in full or is surrendered pursuant to an exchange program or, with respect to restricted stock, RSUs or stock settled performance awards, is forfeited to, or repurchased by, us due to failure to vest, then the unpurchased shares (or for awards other than stock options or stock appreciation rights, the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2022 Plan (unless the 2022 Plan has terminated). With respect to stock appreciation rights, only the net shares actually issued will cease to be available under the 2022 Plan and all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2022 Plan (unless the 2022 Plan has terminated). Shares that have actually been issued under the 2022 Plan under any award will not be returned to the 2022 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, RSUs or performance awards are repurchased or forfeited to us due to failure to vest, such shares will become available for future grant under the 2022 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award will become available for future grant or sale under the 2022 Plan. To the extent an award is paid out in cash rather than shares, the cash payment will not result in a reduction in the number of shares available for issuance under the 2022 Plan.

Plan Administration. We expect that our compensation committee will administer our 2022 Plan and may further delegate authority to one or more subcommittees or officers to the extent such delegation complies with applicable laws. Subject to the provisions of our 2022 Plan, the administrator will have the power to administer our 2022 Plan and make all determinations deemed necessary or advisable for administering our 2022 Plan, including but not limited to: the power to determine the fair market value of our common stock; select the service providers to whom awards may be granted; determine the number of shares covered by each award; approve forms of award agreements for use under our 2022 Plan; determine the terms and conditions of awards (including, but not limited to, the exercise price, the time or times at which the awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions, and any restriction or limitation regarding any award or the shares relating thereto); construe and interpret the terms of our 2022 Plan and awards granted under it, including but not limited to determining whether and when a change in control has occurred; establish, amend and rescind rules and regulations relating to our 2022 Plan, and adopt sub-plans relating to the 2022 Plan; interpret, modify or amend each award, including but not limited to the discretionary authority to extend the post-termination exercisability period of awards; allow participants to satisfy tax withholding obligations in any manner permitted by the 2022 Plan; delegate ministerial duties to any of our employees; authorize any person to take any steps and execute, on our behalf, any documents required for an award previously granted by the administrator to be effective; temporarily suspend the exercisability of an award if the administrator deems such suspension to be necessary or appropriate for administrative purposes, provided that, unless prohibited by applicable laws, such suspension shall be lifted in all cases not less than ten trading days before the last date that the award may be exercised; allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award; and make any determinations necessary or appropriate under the adjustment provisions of the 2022 Plan. The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type, which may have a higher or lower exercise price and/or different terms, awards of a different type and/or cash, or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations, and other actions will be final and binding on all participants to the full extent permitted by law.

Stock Options. Our 2022 Plan permits the grant of options. The exercise price of options granted under our 2022 Plan must be at least equal to the fair market value of our common stock on the date of grant, except that options may be granted with a lower exercise price to a service provider who is not a U.S. taxpayer, or pursuant to certain transactions. The term of an option is determined by the administrator, provided that the term of an incentive stock option may not exceed ten years. With respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the methods of payment of the exercise price of an option, which may include cash, check, or wire transfer, cashless exercise, net exercise, promissory note, shares, or other consideration or method of payment acceptable to the administrator, to the extent permitted by applicable law. After the termination of service of an employee, director, or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for six months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for thirty days. These exercise periods may be tolled in certain circumstances, for example if exercise prior to the end of the applicable period is not permitted because of applicable laws. However, in no event may an option be exercised later than the expiration of its term.

Stock Appreciation Rights. Our 2022 Plan permits the grant of stock appreciation rights. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. The term of stock appreciation rights is determined by the administrator. After the termination of service of an employee, director or consultant, he or she may exercise his or her stock appreciation right for the period of time stated in his or her stock appreciation rights agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for six months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for thirty days following the termination of service. These exercise periods may be tolled in certain circumstances, for example, if exercise prior to the end of the applicable period is not permitted because of applicable laws. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of our 2022 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of our common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right must be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock. Our 2022 Plan permits the grant of restricted stock. Restricted stock awards are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator determines the number of shares of restricted stock granted to any employee, director, or consultant and, subject to the provisions of our 2022 Plan, determines the terms and conditions of such awards. The administrator has the authority to impose whatever conditions to vesting it determines to be appropriate (for example, the administrator will be able to set restrictions based on the achievement of specific performance goals or continued service to us); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest will be subject to our right of repurchase or forfeiture.

Restricted Stock Units. Our 2022 Plan permits the grant of RSUs. Each RSU will represent an amount equal to the fair market value of one share of our common stock. Subject to the provisions of our 2022 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator has the authority to set vesting criteria based upon the achievement of company-wide, divisional, business unit, or individual goals (including, but not limited to, continued employment or service) or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares, or in some combination of both. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the vesting, or reduce or waive the criteria that must be met for vesting, of the RSUs or the time at which any restrictions will lapse or be removed.

Performance Awards. Our 2022 Plan permits the grant of performance awards. Performance awards are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator may establish performance objectives or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance awards to be paid out to participants. The administrator has the authority to set performance objectives based on the achievement of company-wide, divisional, business unit or individual goals (including, but not limited to, continued employment or service) or any other basis determined by the administrator in its discretion. Each performance award’s threshold, target, and maximum payout values are established by the administrator on or before the grant date. After the grant of a performance award, the administrator, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance award. The administrator, in its sole discretion, may pay earned performance awards in the form of cash, in shares, or in some combination thereof.

Non-Employee Directors. Our 2022 Plan provides that all outside (non-employee) directors will be eligible to receive all types of awards (except for incentive stock options) under our 2022 Plan. In order to provide a maximum limit on the awards that can be made to our non-employee directors, our 2022 Plan provides that in any given fiscal year, a non-employee director will not be paid or granted cash retainer fees or awards having an aggregate value greater than $750,000, but this limit is increased to $1,000,000 in connection with his or her initially joining our board of directors (in each case, excluding cash compensation and awards granted to him or her as a consultant or employee). The values of awards will be based on such awards’ grant date fair value determined according to GAAP. The maximum limits do not reflect the intended size of any potential grants or a commitment to make grants to our outside directors under our 2022 Plan in the future.

Non-Transferability of Awards. Unless the administrator provides otherwise, our 2022 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime. If the administrator makes an award transferrable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments. If any extraordinary dividend or other extraordinary distribution (whether in cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, reclassification, repurchase, or exchange of shares of our common stock or other of our securities, other change in our corporate structure affecting the shares, or any similar equity restructuring transaction affecting our shares occurs (including a change in control), the administrator, to prevent diminution or enlargement of the benefits or potential benefits intended to be provided under the 2022 Plan, will adjust the number and class of shares that may be delivered under the 2022 Plan and/or the number, class, and price of shares covered by each outstanding award, and the numerical share limits set forth in our 2022 Plan. The conversion of any of our convertible securities and ordinary course repurchases of our shares or other securities will not be treated as an event that will require adjustment under the 2022 Plan.

Dissolution or Liquidation. In the event of our proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and, to the extent not exercised, all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control. Our 2022 Plan provides that in the event of a merger or change in control, as defined under our 2022 Plan, each outstanding award will be treated as the administrator determines, without a requirement to obtain a participant’s consent, including, without limitation, that such award will be continued by the successor corporation or a parent or subsidiary of the successor corporation. An award generally will be considered continued if, following the transaction, (i) the award gives the right to purchase or receive the consideration received in the transaction by holders of our shares or (ii) the award is terminated in exchange for an amount of cash and/or property, if any, equal to the amount that would have been received upon the exercise or realization of the award at the closing of the transaction, which payment may be subject to any escrow applicable to holders of our common stock in connection with the transaction or subjected to the award’s original vesting schedule. The administrator will not be required to treat all awards or portions thereof the vested and unvested portions of an award, or all participants similarly.

In the event that a successor corporation or its parent or subsidiary does not continue an outstanding award, then such award will fully vest, all restrictions on such award will lapse, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels, and such award will become fully exercisable, if applicable, for a specified period prior to the transaction, unless specifically provided for otherwise under the applicable award agreement or other written agreement with the participant. The award will then terminate upon the expiration of the specified period of time. If an option or stock appreciation right is not continued, the administrator will notify the participant in writing or electronically that such option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the option or stock appreciation right will terminate upon the expiration of such period.

With respect to awards granted to an outside director, in the event of a change in control, all of his or her options and stock appreciation rights, if any, will vest fully and become immediately exercisable, all restrictions on his or her restricted stock and RSUs will lapse, and all performance goals or other vesting requirements for his or her performance awards will be deemed achieved at 100% of target levels, and all other terms and conditions met.

Clawback. Awards will be subject to any clawback policy that we are required to adopt pursuant to the listing standards of any national securities exchange or association on which our stock is listed or as otherwise required by applicable laws, and the administrator will also be able to specify in an award agreement that the participant’s rights, payments and/or benefits with respect to an award will be subject to reduction, cancellation, forfeiture and/or recoupment upon the occurrence of certain specified events.

Amendment and Termination. The administrator has the authority to amend, alter, suspend or terminate our 2022 Plan, provided we will obtain stockholder approval of any amendment to the extent necessary or desirable to comply with applicable laws. However, no amendment, alteration, suspension or termination of our 2022 Plan or an Award under it may, taken as a whole, materially impair the existing rights of any participant without the participant’s consent. Our 2022 Plan will continue in effect until it is terminated, provided that incentive stock options may not be granted after the ten year anniversary of the date our board of directors approved the 2022 Plan, and the automatic annual share increase will end on the ten year anniversary of the date our board of directors approved the 2022 Plan.

2017 Equity Incentive Plan, as amended (2017 Plan)

Our 2017 Plan was originally adopted by our board of directors and approved by our stockholders in January 2017. Our 2017 Plan was most recently amended in June 2021 and approved by stockholders in June 2021.

Our 2017 Plan allows us to provide incentive stock options, within the meaning of Section 422 of the Code, nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock units (each, an “award” and the recipient of such award, a “participant”) to eligible employees, directors, and consultants of ours and any parent or subsidiary of ours. As of February 2, 2022, our 2017 Plan has been terminated and we will not grant any additional awards under our 2017 Plan. However, our 2017 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under our 2017 Plan.

As of December 31, 2021, the following awards were outstanding under our 2017 Plan: stock options covering 5,271,018 shares of our common stock and an award of restricted stock units covering 952,804 shares of our common stock.

Plan Administration. Our 2017 Plan is administered by our board of directors or one or more committees appointed by our board of directors. Different committees may administer our 2017 Plan with respect to different service providers. The administrator has all authority and discretion necessary or appropriate to administer our 2017 Plan and to control its operation, including the authority to construe and interpret the terms of our 2017 Plan and the awards granted under our 2017 Plan. The administrator’s decisions are final and binding on all participants and any other persons holding awards.

The administrator’s powers include the power to institute an exchange program under which (i) outstanding awards are surrendered or cancelled in exchange for awards of the same type (which may have higher or lower exercise prices and different terms), awards of a different type or cash, (ii) participants would have the opportunity to transfer any outstanding awards to a financial institution or other person or entity selected by the administrator or (iii) the exercise price of an outstanding award is increased or reduced. The administrator’s powers also include the power to prescribe, amend and rescind rules and regulations relating to our 2017 Plan, to modify or amend each award and to make all other determinations deemed necessary or advisable for administering our 2017 Plan.

Eligibility. Employees, directors and consultants of ours or our parent or subsidiary companies are eligible to receive awards, provided such consultants render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction and do not directly promote or maintain a market for our securities. Only our employees or employees of our parent or subsidiary companies are eligible to receive incentive stock options.

Stock Options. Stock options have been granted under our 2017 Plan. Subject to the provisions of our 2017 Plan, the administrator determines the term of an option, the number of shares subject to an option, and the time period in which an option may be exercised.

The term of an option is stated in the applicable award agreement, but the term of an option may not exceed 10 years from the grant date. The administrator determines the exercise price of options, which generally may not be less than 100% of the fair market value of our common stock on the grant date, unless expressly determined in writing by the administrator on the option’s grant date. However, an incentive stock option granted to an individual who directly or by attribution owns more than 10% of the total combined voting power of all of our classes of stock or of any our parent or subsidiary may have a term of no longer than 5 years from the grant date and will have an exercise price of at least 110% of the fair market value of our common stock on the grant date. In addition, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under all our plans and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options. Certain of the company’s outstanding options under our 2017 Plan have an early exercise provisions pursuant to which the participate may exercise the option prior to the shares being fully vested.

The administrator determines how a participant may pay the exercise price of an option, and the permissible methods are generally set forth in the applicable award agreement. If a participant’s status as a “service provider” (as defined in our 2017 Plan) terminates, that participant may exercise the vested portion of his or her option for the period of time stated in the applicable award agreement. Vested options generally will remain exercisable for three months or such longer period of time as set forth in the applicable award agreement if a participant’s status as a service provider terminates for a reason other than death or disability. If a participant’s status as a service provider terminates due to death or disability, vested options generally will remain exercisable for twelve months from the date of termination (or such other longer period as set forth in the applicable award agreement). In no event will an option remain exercisable beyond its original term. If a participant does not exercise his or her option within the time specified in the award agreement, the option will terminate. Except as described above, the administrator has the discretion to determine the post-termination exercisability periods for an option.

Non-transferability of Awards. Unless determined otherwise by the administrator, awards may not be sold, pledged, assigned, hypothecated or otherwise transferred in any manner other than by will or by the laws of descent and distribution. In addition, during an applicable participant’s lifetime, only that participant may exercise their award. If the administrator makes an award transferable, such award may only be transferred (i) by will, (ii) by the laws of descent and distribution or (iii) as permitted by Rule 701 of the Securities Act.

Certain Adjustments. If there is a dividend or other distribution (whether in the form of cash, shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, exchange of shares or our other securities or other change in our corporate structure affecting the shares, the administrator will make proportionate adjustments to the number and type of shares that may be delivered under our 2017 Plan or the number, type and price of shares covered by each outstanding award. The administrator’s determination regarding such adjustments will be final, binding and conclusive.

Dissolution or Liquidation. In the event of our proposed dissolution or liquidation, the administrator will notify each participant as soon as practicable prior to the effective date of such proposed transaction. To the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of such proposed action.

Merger and Change of Control. In the event of our merger with or into another corporation or entity or a “change in control” (as defined in our 2017 Plan), each outstanding award will be treated as the administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control; (iii) outstanding awards will vest and become exercisable, realizable or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control, and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (iv) (A) the termination of an award in exchange for an amount of cash or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by us without payment) or (B) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (v) any combination of the foregoing. The administrator will not be obligated to treat all awards, all awards a participant holds or all awards of the same type, similarly.

In the event that the successor corporation does not assume or substitute for an award (or portion thereof), the participant will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and restricted stock units will lapse, and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at one hundred percent (100%) of target levels and all other terms and conditions met. In addition, if an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period.

Amendment and Termination. Our board of directors may, at any time, terminate or amend our 2017 Plan in any respect, including, without limitation, amendment of any form of award agreement or instrument to be executed pursuant to our 2017 Plan. To the extent necessary and desirable to comply with applicable laws, we will obtain stockholder approval of any amendment to our 2017 Plan. No amendment or alteration of our 2017 Plan will impair the rights of a participant, unless mutually agreed otherwise between the participant and the administrator in writing. As noted above, as of February 2, 2022, our 2017 Plan has been terminated and we will not grant any additional awards under our 2017 Plan.

2022 Employee Stock Purchase Plan (2022 ESPP)

Our board of directors adopted, and our stockholders have approved, our 2022 ESPP. Our 2022 ESPP became effective on February 2, 2022. However, no offering period or purchase period under the 2022 ESPP will begin unless and until otherwise determined by our board of directors.

Authorized Shares. A total of 312,500 shares of our common stock are available for sale under our 2022 ESPP. The number of shares of our common stock that will be available for sale under our 2022 ESPP also includes an annual increase on the first day of each fiscal year beginning with the fiscal year occurring after the fiscal year in which the first enrollment date (if any) under the 2022 ESPP occurs, equal to the least of:

•
312,500 shares of our common stock;
•
1.0% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or
•
such other amount as the administrator may determine.

2022 ESPP Administration. We expect that the compensation committee of our board of directors will administer our 2022 ESPP and will have full and exclusive discretionary authority to construe, interpret, and apply the terms of the 2022 ESPP, delegate ministerial duties to any of our employees, designate separate offerings under the 2022 ESPP, designate our subsidiaries and affiliates as participating in the 2022 ESPP, determine eligibility, adjudicate all disputed claims filed under the 2022 ESPP, and establish procedures that it deems necessary for the administration of the 2022 ESPP, including, but not limited to, adopting such procedures and sub-plans as are necessary or appropriate to permit participation in the 2022 ESPP by employees who are foreign nationals or employed outside the United States. The administrator’s findings, decisions and determinations are final and binding on all participants to the full extent permitted by law.

Eligibility. Generally, all of our employees are eligible to participate if they are customarily employed by us, or any participating subsidiary or affiliate, for at least 20 hours per week and more than five months in any calendar year. The administrator, in its discretion, may, prior to an enrollment date, for all options to be granted on such enrollment date in an offering, determine that an employee who (1) has not completed at least two years of service (or a lesser period of time determined by the administrator) since his or her last hire date, (2) customarily works not more than 20 hours per week (or a lesser period of time determined by the administrator), (3) customarily works not more than five months per calendar year (or a lesser period of time determined by the administrator), (4) is a highly compensated employee within the meaning of Section 414(q) of the Code, or (5) is a highly compensated employee within the meaning of Section 414(q) of the Code with compensation above a certain level or is an officer or subject to disclosure requirements under Section 16(a) of the Exchange Act, is or is not eligible to participate in such offering period.

However, an employee may not be granted rights to purchase shares of our common stock under our 2022 ESPP if such employee:

•
immediately after the grant would own capital stock and/or hold outstanding options to purchase such stock possessing 5% or more of the total combined voting power or value of all classes of capital stock of ours or of any parent or subsidiary of ours; or
•
holds rights to purchase shares of our common stock under all employee stock purchase plans of ours or any parent or subsidiary of ours that accrue at a rate that exceeds $25,000 worth of shares of our common stock for each calendar year in which such rights are outstanding at any time.

Offering Periods. Our 2022 ESPP includes a component that allows us to make offerings intended to qualify under Section 423 of the Code and a component that allows us to make offerings not intended to qualify under Section 423 of the Code to designated companies, as described in our 2022 ESPP. If our board of directors authorizes an offering period under the 2022 ESPP, our board of directors is authorized to establish the duration of offering periods and purchase periods, including the starting and ending dates of offering periods and purchase periods, provided that no offering period may have a duration exceeding 27 months.

Contributions. Our 2022 ESPP permits participants to purchase shares of our common stock through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15.0% of their eligible compensation. A participant will be permitted to purchase up to a maximum number of shares of our common stock during a purchase period as may be determined by our board of directors prior to the start of an applicable offering period.

Exercise of Purchase Right. If our board of directors authorizes an offering and purchase period under the 2022 ESPP, amounts contributed and accumulated by the participant during any offering period will be used to purchase shares of our common stock at the end of each purchase period. The purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the exercise date. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of our common stock. Participation ends automatically upon termination of employment with us.

Non-Transferability. A participant may not transfer rights granted under our 2022 ESPP (other than by will, the laws of descent and distribution or as otherwise provided under our 2022 ESPP).

Merger or Change in Control. Our 2022 ESPP provides that in the event of a merger or change in control, as defined under our 2022 ESPP, a successor corporation may assume or substitute each outstanding purchase right. If the successor corporation refuses to assume or substitute for the outstanding purchase right, the offering period then in progress will be shortened, and a new exercise date will be set that will be before the date of the proposed merger or change in control. The administrator will notify each participant that the exercise date has been changed and that the participant’s option will be exercised automatically on the new exercise date unless prior to such date the participant has withdrawn from the offering period.

Amendment and Termination. The board will have the authority to suspend or terminate our 2022 ESPP and the administrator will have the authority to amend our 2022 ESPP, except that, subject to certain exceptions described in our 2022 ESPP, no such action may adversely affect any outstanding rights to purchase shares of our common stock under our 2022 ESPP. Our 2022 ESPP automatically will terminate in 2042, unless we terminate it sooner.

Employee Incentive Compensation Plan

Our board of directors has adopted our Employee Incentive Compensation Plan (Master Bonus Plan).

Our board of directors or a committee appointed by our board of directors will administer the Master Bonus Plan, provided that unless and until our board of directors determines otherwise, our compensation committee will administer the Master Bonus Plan. The Master Bonus Plan allows the administrator to provide awards to employees selected for participation, who may include certain of our named executive officers, which awards may be based upon performance goals established by the administrator. The administrator, in its sole discretion, may establish a target award for each participant under the Master Bonus Plan, which may be expressed as a percentage of the participant’s average annual base salary for the applicable performance period, a fixed dollar amount, or such other amount or based on such other formula as the administrator determines to be appropriate.

Under the Master Bonus Plan, the administrator determines the performance goals, if any, applicable to any target award (or portion thereof) for a performance period, which may include, without limitation, goals related to: (i) research and development, (ii) regulatory milestones or regulatory-related goals, (iii) gross margin, (iv) financial milestones, (v) new product or business development (including geographical expansion) or sales, marketing or other commercial matters, (vi) operating margin, (vii) product release timelines or other product release milestones, (viii) publications, (ix) cash flow, (x) procurement, (xi) savings, (xii) internal structure, (xiii) leadership development, (xiv) project, function or portfolio-specific milestones, (xv) license or research collaboration agreements, (xvi) capital raising, (xvii) patentability and (xviii) individual objectives such as peer reviews or other subjective or objective criteria. As determined by the administrator, the performance goals may be based on GAAP or non-GAAP results and any actual results may be adjusted by the administrator for one-time items or unbudgeted or unexpected items and/or payments of awards under the Master Bonus Plan when determining whether the performance goals have been met. The performance goals may be based on any factors the administrator determines relevant, including without limitation on an individual, divisional, portfolio, project, business unit, segment, or company-wide basis. Any criteria used may be measured on such basis as the administrator determines, including without limitation: (a) in absolute terms, (b) in combination with another performance goal or goals (for example, but not by way of limitation, as a ratio or matrix), (c) in relative terms (including, but not limited to, results for other periods, passage of time and/or against another company or companies or an index or indices), (d) on a per-share basis, (e) against our performance as a whole or a segment and/or (f) on a pre-tax or after-tax basis. The performance goals may differ from participant to participant and from award to award. Failure to meet the applicable performance goals will result in a failure to earn the target award, subject to the administrator’s discretion to modify an award. The administrator also may determine that a target award (or portion thereof) will not have a performance goal associated with it but instead will be granted (if at all) as determined by the administrator.

The administrator may, in its sole discretion and at any time, increase, reduce, or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the administrator’s discretion. The administrator may determine the amount of any increase, reduction, or elimination on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.

Actual awards under the Master Bonus Plan generally will be paid in cash (or its equivalent) in a single lump sum only after they are earned and approved by the administrator, provided that the administrator reserves the right, in its sole discretion, to settle an actual award with a grant of an equity award with such terms and conditions, including vesting requirements, as determined by the administrator in its sole discretion. Unless otherwise determined by the administrator, to earn an actual award, a participant must be employed by us (or an affiliate of us, as applicable) through the date the bonus is paid. Payment of bonuses occurs as soon as administratively practicable after the end of the applicable performance period, but in no case after the later of (i) the 15th day of the third month of the fiscal year immediately following the fiscal year in which the bonuses vest and (ii) March 15 of the calendar year immediately following the calendar year in which the bonuses vest.

Awards under our Master Bonus Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that we adopt pursuant to the listing standards of any national securities exchange or association on which our securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable laws. In addition, the administrator may impose such other clawback, recovery or recoupment provisions with respect to an award under the Master Bonus Plan as the administrator determines necessary or appropriate, including without limitation a reacquisition right in respect of previously acquired cash, stock, or other property provided with respect to an award.

The administrator has the authority to amend or terminate the Master Bonus Plan. However, such action may not materially alter or materially impair the existing rights of any participant with respect to any earned bonus without the participant’s consent. The Master Bonus Plan will remain in effect until terminated in accordance with the terms of the Master Bonus Plan.

401(k) Plan

We maintain a 401(k) retirement savings plan for the benefit of our employees, including certain of our named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. We contribute 3% of an employee’s annual compensation, regardless of the amount of the employee’s contributions.

Limitation of Liability and Indemnification

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by Delaware law. Delaware law prohibits our amended and restated certificate of incorporation from limiting the liability of our directors for the following:

•
Any breach of the director’s duty of loyalty to us or to our stockholders;
•
Acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•
Unlawful payment of dividends or unlawful stock repurchases or redemptions; and
•
Any transaction from which the director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our amended and restated certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our amended and restated bylaws, we will also be empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

In addition to the indemnification required in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered, and intend to continue to enter, into an indemnification agreement with each member of our board of directors and each of our officers. These agreements provide for the indemnification of our directors and officers for certain expenses and liabilities incurred in connection with any action, suit, proceeding or alternative dispute resolution mechanism or hearing, inquiry or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent or fiduciary of our company, or any of our subsidiaries, by reason of any action or inaction by them while serving as an officer, director, agent or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent or fiduciary of another entity. In the case of an action or proceeding by or in the right of our company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. Moreover, a stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act, may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Director Compensation

Prior to our IPO, we had not implemented a formal policy with respect to compensation payable to our non-employee directors. We reimburse our directors for expenses associated with attending meetings of our board of directors and its committees. Our non-employee directors received no cash compensation from us during the year ended December 31, 2021.

The following table presents the total compensation that each of our then non-employee directors received during the year ended December 31, 2021.

	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Tiba Aynechi, Ph.D.(1)	—	—	—	—
Ali Behbahani, M.D.	—	—	—	—
Raymond Camahort, Ph.D.(4)	—	—	—	—
Jill Carroll, M.S.	—	—	—	—
David Lubner, M.S., C.P.A.	—	510,185	—	510,185
Kavita Patel, M.D.	—	409,379	—	409,379
Lewis T. Williams, M.D., Ph.D.	—	—	—	—
Derek Yoon	—	—	—	—

(1)
Dr. Aynechi resigned from our board of directors on November 8, 2021.
(2)
The amounts disclosed represent the aggregate grant date fair value of the award as calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the award disclosed in this column are set forth in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that may be recognized by the directors upon vesting of the applicable awards.
(3)
As of December 31, 2021, Mr. Lubner held stock options to purchase 110,825 shares of our common stock and Dr. Patel held stock options to purchase 79,031 shares of our common stock. None of our other non-employee directors held stock awards or option awards as of December 31, 2021.
(4)
Dr. Camahort resigned from our board of directors effective February 3, 2022.

Directors who are also our employees receive no additional compensation for their service as directors. Mr. Elghandour was an employee director during 2021. See the section titled Item 11. Executive Compensation for additional information about Mr. Elghandour’s compensation.

On February 7, 2021, in connection with our initial public offering, Mr. Lubner and Dr. Patel were each awarded 61,538 shares of our common stock (the Director IPO Option) in addition to the equity awards to be received under our non-employee director compensation policy described further below. Each Director IPO Option vests as follows: one-third of the shares subject to a Director IPO Option is scheduled to vest on each one year anniversary of the date of grant over three years, in each case subject to the non-employee director continuing to be a non-employee director through the applicable vesting date. Each Director IPO Option has a per share exercise price equal to the fair market value of one share of our common stock on the date of grant.

Non-Employee Director Compensation Policy

Our non-employee director compensation policy was developed with input from our independent compensation consultant regarding practices and compensation levels at comparable companies. It is designed to attract, retain, and reward non-employee directors.

Under this compensation policy, each non-employee director will receive the cash and equity compensation for board services described below. We also will reimburse our non-employee directors for reasonable, customary, and documented travel expenses to board of directors or committee meetings.

The compensation policy includes a maximum annual limit of $750,000 of cash retainers or fees and equity awards that may be paid, issued, or granted to a non-employee director in any fiscal year, increased to $1,000,000 in the first year an individual becomes a non-employee director. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with GAAP). Any cash compensation paid or equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

Cash compensation

Non-employee directors are entitled to receive the following cash compensation for their services under the outside director compensation policy:

•
$40,000 per year for service as a board member;
•
$20,000 per year for service as a lead independent director;
•
$15,000 per year for service as chair of the audit committee;
•
$7,500 per year for service as a member of the audit committee;
•
$10,000 per year for service as chair of the compensation committee;
•
$5,000 per year for service as a member of the compensation committee;
•
$8,000 per year for service as chair of the corporate governance and nominating committee; and
•
$4,000 per year for service as a member of the corporate governance and nominating committee.

Each non-employee director who serves as the chair of a committee will receive only the additional annual cash fee as the chair of the committee, and not the annual fee as a member of the committee, provided that each non-employee director who serves as the lead independent director will receive the annual fee for service as a board member and an additional annual fee as the lead independent director. All cash payments to non-employee directors are paid quarterly in arrears on a pro-rated basis.

Equity compensation

Initial Award: Each person who first becomes a non-employee director after the date of the effective date of the policy will receive, on the first trading date on or after the date on which the person first becomes a non-employee director, an initial award of a stock option (the Initial Award) covering a number of shares of our common stock having a grant date fair value (determined in accordance with GAAP) equal to $600,000; provided that any resulting fraction will be rounded down to the nearest whole share. Each Initial Award will vest as follows: 1/3rd of the shares subject to the Initial Award will be scheduled to vest each year following the grant date on the anniversary of the grant date, in each case subject to the non-employee director continuing to be a non-employee director through the applicable vesting date. If the person was a member of our board of directors and also an employee, becoming a non-employee director due to termination of employment will not entitle them to Initial Awards.

Annual Award: Each non-employee director automatically will receive, on the first trading day immediately following each annual meeting of our stockholders following the effective date of the policy, an annual award of a stock option (each, an Annual Award) covering a number of shares of our common stock having a grant date fair value (determined in accordance with GAAP) of $300,000; provided that the first Annual Award granted to an individual who first becomes a non-employee director following the effective date of the policy will have a grant date fair value equal to the product of (A) $300,000 multiplied by (B) a fraction, (i) the numerator of which is equal to the number of fully completed days between the non-employee director’s initial start date and the date of the first annual meeting of our stockholders to occur after such individual first becomes a non-employee director, and (ii) the denominator of which is 365; and provided further that any resulting fraction will be rounded down to the nearest whole share. Each Annual Award will vest as follows: 100% of the shares subject to the Annual Award will be scheduled to vest upon the earlier of the one year anniversary of the grant date or the next annual meeting of our stockholders that occurs following the grant date, in each case subject to the non-employee director continuing to be a non-employee director through the applicable vesting date.

In the event of a “change in control” (as defined in our 2022 Plan), each non-employee director will fully vest in their outstanding company equity awards issued under the director compensation policy, including any Initial Award or Annual Award, immediately prior to the consummation of the change in control provided that the non-employee director continues to be a non-employee director through such date.

Compensation Committee Interlocks and Inside Participation

None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Jill Carroll, M.S. and David Lubner, M.S., C.P.A. have or may be deemed to have an interest in certain transactions requiring disclosure under Item 404 of Regulation S-K under the Securities Act. These transactions between us and members of our compensation committee and affiliates of such members are disclosed in “Item 13. Certain Relationships and Related Transactions, and Director Independence” and such disclosure is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 1, 2022 by:

•
Each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;
•
Each of our name executive officers;
•
Each of our directors, as of March 1, 2022; and
•
All of our current executive officers and directors as a group

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Exchange Act.

We have based our calculation of the percentage of beneficial ownership on 35,146,266 shares of our common stock outstanding as of March 1, 2022. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 1, 2022, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Arcellx, Inc., 25 West Watkins Mill Road, Suite A, Gaithersburg, Maryland 20878.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders
Entities affiliated with New Enterprise Associates(1)	6,437,764	18.3%
Entities affiliated with SR One Capital Fund I Aggregator, L.P.(2)	5,500,007	15.7%
Novo Holdings A/S(3)	4,016,878	11.4%
Quan Venture Fund II, L.P.(4)	2,095,114	6.0%
Named Executive Officers and Directors
Rami Elghandour, M.B.A.(5)	1,939,361	5.2%
David Hilbert, Ph.D.(6)	869,838	2.4%
Christopher Heery, M.D.(7)	301,534	*
Neeraj Teotia (8)	301,039	*
Ali Behbahani, M.D., M.B.A.	—	—
Jill Carroll, M.S.	—	—
David Lubner, M.S., C.P.A.(9)	132,484	*
Lewis T. Williams, M.D., Ph.D.	—	—
Derek Yoon, M.B.A.	—	—
Kavita Patel, M.D.(10)	79,031	*
All directors and executive officers as a group (9 persons)(11)	2,452,410	6.5%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)

Consists of (i) 6,432,762 shares of common stock held by New Enterprise Associates 15, L.P. (NEA 15) and (ii) 5,002 shares of common stock held of record by NEA Ventures 2016, L.P. (Ven 2016). NEA Partners 15, L.P. (NEA Partners 15) is the sole general partner of NEA 15. NEA 15 GP, LLC (NEA 15 LLC) is the sole general partner of NEA Partners 15. Forest Baskett, Anthony A. Florence, Jr., Mohamad Makhzoumi, Scott D. Sandell and Peter Sonsini are the managers of NEA 15 LLC. The shares held directly by Ven 2016 are indirectly held by Karen P. Welsh, the general partner of Ven 2016. The address for these entities is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093. Dr. Behbahani is a General Partner at New Enterprise Associates, Inc. and a member of our board of directors, and has no voting or dispositive power with respect to any of the above referenced shares and disclaims beneficial ownership of such shares except to the extent of his respective pecuniary interest therein. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their pecuniary interest therein.

(2)

Consists of 5,066,811 shares of common stock held by SR One Capital Fund I Aggregator, L.P. and 433,196 shares of common stock held by SR One Co-Invest II, LLC. SR One Capital Partners I, LP (SR One Capital Partners) is the general partner of SR One Capital Fund. SR One Co-Invest II Manager, LLC (SR One Co-Invest Manager) is the managing member of SR One Co-Invest II Fund. SR One Capital Management, LLC (SR One Capital Management) is the general partner of SR One Capital Partners and managing member of SR One Co-Invest Manager. By virtue of such relationships, SR One Capital Partners, SR One Co-Invest Manager and SR One Capital Management may be deemed to have voting and investment power with respect to the shares held by SR One Capital Fund and as a result may be deemed to have beneficial ownership of such shares. Each of SR One Capital Partners, SR One Co-Invest Manager and SR One Capital Management disclaims beneficial ownership of the shares held by SR One Capital Fund and SR One Co-Invest II fund, except to the extent of its pecuniary interest therein if any. Ms. Carroll, a member of our board of directors, is a partner of SR One Capital Management, LP, an entity affiliated with SR One Capital Fund I Aggregator, L.P. and SR One Co-Invest II, LLC and, therefore, may be deemed to have a pecuniary interest over these shares. Ms. Carroll disclaims beneficial ownership of the shares held of record by SR One Capital Fund I Aggregator, L.P. and SR One Co-Invest II, LLC except to the extent of her pecuniary interest therein. The address for SR One Capital Fund I Aggregator, L.P. and SR One Co-Invest II, LLC is 985 Old Eagle School Road, Suite 151, Wayne, PA 19087.

(3)

Consists of 4,016,878 shares of common stock held by Novo Holdings A/S (Novo). Novo has the sole power to vote and dispose these shares, and no person or entity is deemed to have any beneficial ownership or reportable pecuniary interest in the shares held by Novo. The address for Novo is Tuborg Havnevej 19, DK-2900 Hellerup, Denmark.

(4)

Consists of 2,095,114 shares of common stock held by Quan Venture Fund II, L.P. (Quan Capital). The general partner of Quan Capital is Quan Venture Partners II, L.L.C. Dr. Williams, a member of our board of directors, is a venture partner at Quan Venture Partners II, L.L.C. Dr. Williams disclaims beneficial ownership of the shares held by Quan Capital, except to the extent of his pecuniary interest, if any. The principal business address of Quan Capital is Ugland House, PO Box 309, Grand Cayman, Cayman Islands KYI-1104.

(5)

Consists of 1,939,361 shares of common stock issuable pursuant to options held directly by Mr. Elghandour exercisable within 60 days of March 1, 2022, of which 827,757 are vested as of such date and the remainder of which may be exercised for shares of restricted stock with the same vesting schedules as would have applied to such shares under the options. This does not include 1,163,437 restricted stock units to be settled for shares of common stock held directly by Mr. Elghandour. See the sections titled Item 11. Executive Compensation—Employment Arrangements with Our Named Executive Officers and Executive Officers—Rami Elghandour and Item 11. Executive Compensation—Executive Equity Awards in Connection with Our Initial Public Offering for vesting details of such restricted stock units.

(6)

Consists of (i) 206,298 shares of common stock held by Jan M. Casadei, as Trustee of the 2021 Gift Trust FBO Jan M. Casadei, (ii) 206,298 shares of common stock held directly by Dr. Hilbert, and (iii) 457,242 shares of common stock issuable pursuant to options held directly by Dr. Hilbert exercisable within 60 days of March 1, 2022, of which 267,356 are vested as of such date and the remainder of which may be exercised for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option.

(7)

Consists of 301,533 shares of common stock issuable pursuant to options held directly by Dr. Heery exercisable within 60 days of March 1, 2022, of which 82,303 are vested as of such date and the remainder of which may be exercised for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option. This does not include 67,666 restricted stock units to be settled for shares of common stock held directly by Dr, Heery. See the section titled Item 11. Executive Compensation—Executive Equity Awards in Connection with Our Initial Public Offering for vesting details of such restricted stock units.

(8)

Consists of 301,039 shares of common stock issuable pursuant to options held directly by Mr. Teotia exercisable within 60 days of March 1, 2022, of which 78,282 are vested as of such date and the remainder of which may be exercised for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option. This does not include 64,566 restricted stock units to be settled for shares of common stock held directly by Mr. Teotia. See the section titled Item 11. Executive Compensation—Executive Equity Awards in Connection with Our Initial Public Offering for vesting details of such restricted stock units.

(9)

Consists of (i) 110,825 shares of common stock issuable pursuant to an option held directly by Mr. Lubner exercisable within 60 days of March 1, 2022, of which 21,669 are vested as of such date and the remainder of which may be exercised for shares of restricted stock with the same vesting schedules as would have applied to such shares under the options and (ii) 21,659 shares of common stock held directly by Mr. Lubner.

(10)

Consists of 79,031 shares of common stock issuable pursuant to options held directly by Dr. Patel exercisable within 60 days of March 1, 2022, of which 6,585 are vested as of such date and the remainder of which may be exercised for shares of restricted stock with the same vesting schedule as would have applied to such shares under the option.

(11)

Consists of 2,452,410 shares of common stock beneficially owned by our current directors and executive officers, of which (i) 21,659 are shares of common stock, and (ii) 2,430,751 are shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2022, of which approximately 1,283,954 are vested as of such date and the remainder of which may be exercised for shares of restricted stock with the same vesting schedules as would have applied to such shares under the options.

Securities Authorized for Issuance Under Equity Compensation Plans.

In connection with our IPO, effective February 2, 2022, our board of directors adopted and our stockholders approved our 2022 Equity Incentive Plan (the 2022 Plan) and our 2022 Employee Stock Purchase Plan (the 2022 ESPP). The following table summarizes our equity compensation plan information as of March 1, 2021.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
2017 Equity Incentive Plan(1)	6,269,241	(2)	$5.62	(3)	—
2022 Equity Incentive Plan(4)	3,487,345	(5)	$15.00	(6)	809,530
2022 Employee Stock Purchase Plan(7)	—		—		312,500	(8)
Equity compensation plans not approved by security holders	0		$—		—
Total	9,756,586				1,122,030
(1)
As a result of our initial public offering and the adoption of the 2022 Plan, we no longer grant awards under the 2017 Plan; however, all outstanding awards under the 2017 Plan remain subject to the terms of the 2017 Plan. The number of shares underlying stock options granted under the 2017 Plan that expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest will be automatically added to the 2022 Plan (provided that the maximum number of shares that may be added to our 2022 Plan pursuant to outstanding awards under the 2017 Plan is 6,269,300 shares).
(2)
Total includes stock options and RSUs.
(3)
The weighted average exercise price relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(4)
The number of shares of our common stock reserved for issuance under the 2022 Plan shall be cumulatively increased on the first day of each fiscal year, beginning with our 2023 fiscal year and ending on the ten year anniversary of the date our board of directors approved the 2022 Plan equal to the least of 4,296,875 shares, 5% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the administrator of the 2022 Plan.
(5)
Total includes stock options and RSUs.
(6)
The weighted average exercise price relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(7)
The number of shares of our common stock that will be available for sale under our 2022 ESPP also includes an annual increase on the first day of each fiscal year beginning with the fiscal year occurring after the fiscal year in which the first enrollment date (if any) under the 2022 ESPP occurs, equal to the least of (i) 312,500 shares of our common stock, (ii) 1.0% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the administrator may determine.
(8)
These shares are reserved for issuance under our 2022 ESPP. No offering periods will commence under the 2022 ESPP until such time and subject to such terms and conditions as may be determined by our board of directors.

As described above under Item 11. Executive Compensation—Employee Benefit and Stock Plans - 2022 Equity Incentive Plan (2022 Plan) and Item 11. Executive Compensation—Employee Benefit and Stock Plans - 2022 Employee Stock Purchase Plan (2022 ESPP), in connection with our initial public offering, our board of directors and stockholders approved two new equity compensation plans, the 2022 Plan and the 2022 ESPP. The 2022 Plan and the 2022 ESPP became effective January 28, 2022. The table above does not include any amounts issuable under either the 2022 Plan or the 2022 ESPP because they were not in effect as of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, the following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:

•
We have been or are to be a participant;
•
The amount involved exceeded or exceeds $120,000; and
•
Any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Participation in Our Initial Public Offering

Entities affiliated with SR One Capital Fund I Aggregator, L.P., a holder of more than 5% of our common stock, purchased 1,666,667 shares of our common stock in our initial public offering at a price of $15 per share.

Entities affiliated with New Enterprise Associates 15, L.P., a holder of more than 5% of our common stock, purchased 1,583,333 shares of our common stock in our initial public offering at a price of $15 per share.

Entities affiliated with New Enterprise Associates 15, L.P., a holder of more than 5% of our common stock, purchased 1,583,333 shares of our common stock in our initial public offering at a price of $15 per share.

Novo Holdings A/S., a holder of more than 5% of our common stock, purchased 833,333 shares of our common stock in our initial public offering at a price of $15 per share.

At our request, the underwriters of our initial public offering in February 2022 reserved up to 5% of the shares of common stock that were offered for sale, at the initial public offering price, to our officers, directors, employees, business associates and related persons.

Series C Preferred Stock Financing

In March, April, and June 2021 we issued and sold an aggregate of 10,396,707 shares of our Series C redeemable convertible preferred stock (Series C Preferred Stock) at a purchase price of $11.55 per share for an aggregate purchase price of approximately $120 million. These shares of Series C Preferred Stock converted into an aggregate of 10,396,707 shares of common stock upon the completion of our initial public offering. The table below sets forth the number of shares of Series C Preferred Stock sold to our directors, executive officers and holders of more than 5% of our capital stock:

Investor	Affiliated Director(s) or Officer(s)	Shares of Series C Preferred Stock	Total Purchase Price
New Enterprise Associates 15, L.P.	Ali Behbahani	1,732,786	$20,000,001
Novo Holdings A/S	Raymond Camahort(1)	433,196	$5,000,001
SR One Capital Fund I Aggregator, L.P.	Jill Carroll	649,795	$7,500,000
SR One Co-Invest II, LLC	Jill Carroll	433,196	$5,000,001
David Lubner	—	21,659	$250,000

(1)
Dr. Camahort resigned from our board of directors effective February 3, 2022.

Investors’ Rights Agreement

We are party to an amended and restated investors’ rights agreement with certain holders of our capital stock, including New Enterprise Associates 15, L.P., NEA Ventures 2016, L.P., Novo Holdings A/S, SR One Capital Fund I Aggregator, L.P., SR One Co-Invest II, LLC, Quan Venture Fund II, L.P., Takeda Ventures, Inc. and Aju Life Science 3.0 Venture Fund. Under our investors’ rights agreement, the holders of up to 24,785,564 shares of our common stock or their transferees have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing.

Indemnification Agreements

We have entered, into separate indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our amended and restated certificate of incorporation and bylaws. The indemnification agreements and our amended restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law. See the section titled Item 11. Executive Compensation—Limitation of Liability and Indemnification for additional information.

Related Party Transaction Policy

Our audit committee will have the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The charter of our audit committee provides that our audit committee shall review and approve in advance any related party transaction.

Our board of directors has adopted a formal written policy providing that we are not permitted to enter into any transaction that exceeds $120,000 and in which any related person has a direct or indirect material interest without the consent of our audit committee. In approving or rejecting any such transaction, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to Arcellx for the years ended December 31, 2021 and 2020 (in thousands), by Ernst & Young LLP, our independent registered public accounting firm:

	2021	2020
Audit Fees(1)	$1,395	$801
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	2	—
Total Fees	$1,397	$801
(1)
Audit fees of Ernst & Young LLP for the years ending December 31, 2021 and 2020 were for professional services rendered for audits of our consolidated financial statements, including accounting consultations, reviews of quarterly financial statements and professional services rendered in connection with our registration statements. Fees for 2021 include $730.2 thousand for professional services rendered for audits, reviews and consultations of our consolidated financial statements, and $665.0 thousand for services associated with our public offering which was completed in February 2022. Fees for 2020 include $495.5 thousand for professional services rendered for audits, reviews and consultations of our consolidated financial statements, and $305.0 thousand for services associated with an attempted public offering which was paused in June 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

a)
Financial Statements. See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K.

b)
Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto included in the Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K.

c)
Exhibits. The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Index

Exhibit Number	Description	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1	3.2	1/14/2022
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	3.4	1/14/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.	S-1/A	4.2	1/31/2022
4.3*	Description of Capital Stock.			3/24/2022
10.1	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	10.1	1/14/2022
10.2	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	10.2	1/14/2022
10.3	2022 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.3	1/31/2022
10.4	2022 Employee Stock Purchase Plan	S-1/A	10.4	1/31/2022
10.5	Employee Incentive Compensation Plan.	S-1	10.6	1/14/2022
10.6	Outside Director Compensation Policy.	S-1	10.12	1/14/2022
10.7	Lease Agreement between TFG West Watkins Property, LLC and the Registrant, dated October 5, 2018.	S-1	10.7	1/14/2022
10.8	Development, Evaluation and License Agreement between the Registrant and Pfenex Inc. dated December 24, 2018.	S-1	10.8	1/14/2022
10.9	Confirmatory Employment Letter between the Registrant and Rami Elghandour.	S-1/A	10.9	1/31/2022
10.10	Confirmatory Employment Letter between the Registrant and Christopher Heery, M.D.	S-1/A	10.10	1/31/2022
10.11	Confirmatory Employment Letter between the Registrant and Neeraj Teotia.	S-1/A	10.11	1/31/2022
10.12	Amended and Restated Restricted Stock Unit Award Agreement between the Registrant and Rami Elghandour, dated December 7, 2021.	S-1	10.13	1/14/2022
10.13	Consulting Agreement between the Registrant and Danforth Advisors, LLC dated January 7, 2022.	S-1	10.14	1/14/2022
10.14	Transition Agreement and Release between the Registrant and David Hilbert, Ph.D., dated January 7, 2022.	S-1	10.15	1/14/2022
10.15	Form of Executive Change in Control and Severance Agreement.	S-1	10.5	1/14/2022
23.1*	Consent of Independent Registered Public Accounting Firm.			3/24/2022
24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K).			3/24/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3/24/2022
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3/24/2022
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			3/24/2022
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			3/24/2022

* Filed herewith.

Item 16. Form 10-K Summary

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCELLX, INC.

Date: March 24, 2022	By:	/s/ Rami Elghandour
Rami Elghandour
President, Chief Executive Officer and Chairman of the Board of Directors

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Rami Elghandour and Lance Thibault, C.P.A., and each of them acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rami Elghandour	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 24, 2022
Rami Elghandour		March 24, 2022

/s/ Lance Thibault, C.P.A.	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2022
Lance Thibault, C.P.A.

/s/ Ali Behbahani, M.D.	Director	March 24, 2022
Ali Behbahani, M.D.

/s/ Jill Carroll, M.S.	Director	March 24, 2022
Jill Carroll, M.S.

/s/ David Lubner, M.S., C.P.A.	Director	March 24, 2022
David Lubner, M.S., C.P.A.

/s/ Kavita Patel, M.D.	Director	March 24, 2022
Kavita Patel, M.D.

/s/ Lewis T. Williams, M.D., Ph.D.	Director	March 24, 2022
Lewis T. Williams, M.D., Ph.D.

/s/ Derek Yoon	Director	March 24, 2022
Derek Yoon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Arcellx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcellx, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Tysons, Virginia

March 24, 2022

ARCELLX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$30,833	$46,596
Marketable securities	73,784	—
Prepaid expenses and other current assets	8,192	2,761
Total current assets	112,809	49,357
Restricted cash	199	199
Property and equipment, net	10,318	4,900
Deferred offering costs	3,172	1,761
Other long-term assets	2,284	1,477
Total assets	$128,782	$57,694
Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$1,333	$504
Accrued liabilities	13,180	4,576
Deferred rent, current portion	183	171
Other current liabilities	149	20
Total current liabilities	14,845	5,271
Deferred rent, net of current portion	1,895	1,863
Other long-term liabilities	178	19
Total liabilities	16,918	7,153
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value of $0.001 per share; 29,795,227 shares authorized at December 31, 2021 and 2020; 5,413,272 shares issued and outstanding at December 31, 2021 and 2020; liquidation value $29,795 at December 31, 2021 and 2020.	28,894	28,894
Series B redeemable convertible preferred stock, par value $0.001 per share; 49,402,623 shares authorized at December 31, 2021 and 2020; 8,975,585 shares issued and outstanding at December 31, 2021 and 2020; liquidation value of $85,681 at December 31, 2021 and 2020.	85,367	85,367
Series C redeemable convertible preferred stock, par value $0.001 per share; 57,224,618 shares and 0 authorized at December 31, 2021 and 2020, respectively; 10,396,707 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation value of $120,000 and $0 at December 31, 2021 and 2020, respectively.	119,118	—
Total redeemable convertible preferred stock	233,379	114,261
Stockholders’ deficit:
Common stock, par value of $0.001 per share; 185,000,000 and 98,973,453 shares authorized at December 31, 2021 and 2020, respectively; 544,210 shares and 333,658 issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	8,615	1,421
Accumulated other comprehensive loss	(20)	—
Accumulated deficit	(130,111)	(65,142)
Total stockholders’ deficit	(121,515)	(63,720)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$128,782	$57,694

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	46,883	25,056
General and administrative	18,135	7,040
Total operating expenses	65,018	32,096
Loss from operations	(65,018)	(32,096)
Other income, net	49	1
Net loss	(64,969)	(32,095)
Other comprehensive loss:
Unrealized loss on marketable securities	20	—
Comprehensive loss	$(64,989)	$(32,095)
Net loss per share attributable to common stockholders—basic and diluted	$(145.55)	$(112.18)
Weighted-average common shares outstanding—basic and diluted	446,379	286,105

The accompanying notes are an integral part of the consolidated financial statements.

Arcellx, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Redeemable Convertible Preferred Stock						Stockholders’ Deficit
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
Balance as of December 31, 2019	5,413,272	$28,894	4,986,153	$42,566	—	$—	255,771	$1	$308	$(33,047)	$—	$(32,738)
Issuance of Series B redeemable convertible preferred stock for cash, net of transaction costs	—	—	3,989,432	42,801	—	—	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	30,433	—	40	—	—	40
Exercise of stock options	—	—	—	—	—	—	47,454	—	22	—	—	22
Share-based compensation	—	—	—	—	—	—	—	—	1,051	—	—	1,051
Net loss	—	—	—	—	—	—	—	—	—	(32,095)	—	(32,095)
Balance as of December 31, 2020	5,413,272	$28,894	8,975,585	$85,367	—	$—	333,658	$1	$1,421	$(65,142)	$—	$(63,720)
Issuance of Series C redeemable convertible preferred stock for cash, net of transaction costs	—	—	—	—	10,396,707	119,118	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	10,445	—	8	—	—	8
Exercise of stock options	—	—	—	—	—	—	200,107	—	432	—	—	432
Share-based compensation	—	—	—	—	—	—	—	—	6,754	—		6,754
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	—	—	—	—	—	(64,969)	—	(64,969)
Balance as of December 31, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(64,969)	$(32,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,041	629
Amortization of premiums and discounts on marketable securities	210	—
Share-based compensation	6,754	1,051
Loss on disposal of property and equipment	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(6,059)	331
Accounts payable and other current liabilities	974	(1,333)
Accrued liabilities	7,764	2,776
Deferred rent	44	(21)
Net cash used in operating activities	(54,238)	(28,662)

Cash flows from investing activities
Purchases of property and equipment	(5,783)	(888)
Purchases of marketable securities	(74,193)	—
Net cash used in investing activities	(79,976)	(888)

Cash flows from financing activities
Payments under capital leases	(387)	—
Proceeds from the exercise of stock options	432	40
Payments of deferred offering costs	(688)	(1,185)
Payment for repurchase of restricted stock	(24)	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of transaction costs	—	42,801
Proceeds from issuance of Series C redeemable convertible preferred stock, net of transaction costs	119,118	—
Net cash provided by financing activities	118,451	41,656

Net (decrease) increase in cash, cash equivalents and restricted cash	(15,763)	12,106
Cash, cash equivalents and restricted cash, beginning of the year	46,795	34,689
Cash, cash equivalents and restricted cash, end of the period	$31,032	$46,795

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$278	$311
Deferred offering costs included in accrued liabilities	$1,301	$576

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Organization

Arcellx, Inc. (Arcellx or the Company) was incorporated in Delaware in December 2014 and is headquartered in Gaithersburg, Maryland. The Company is a clinical-stage biopharmaceutical company reimagining cell therapy through the development of innovative therapies for patients with cancer and other incurable diseases.

On February 8, 2022, the Company closed its initial public offering (IPO) of 9,487,500 shares of its common stock, including the exercise in full by the underwriters’ of their option to purchase 1,237,500 additional shares of its common stock, at a public offering price of $15.00 per share. The Company received net proceeds of $128.0 million, after deducting underwriting discounts and commissions of and other offering expenses paid by the Company of approximately $14.3 million. The Company’s common stock began trading on the Nasdaq Global Select Market on February 4, 2022, under the ticker symbol “ACLX.”

In connection with the IPO in February 2022, the Company effected a 1-for-5.5041 reverse stock split of the Company's redeemable convertible preferred stock and common stock. The reverse stock split became effective on January 28, 2022. All share and per share amounts in the consolidated financial statements and notes thereto have been retrospectively adjusted for all periods presented to reflect the reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the appropriate securities agreements.

Liquidity

The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future as it continues development of drug candidates, including preclinical and clinical testing and regulatory approval prior to commercialization. The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Even if drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2023.

The Company expects to incur substantial operating losses to continue development of drug candidates, including preclinical and clinical testing and regulatory approval prior to commercialization. Even if drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company has funded its operations primarily with proceeds from public and private offerings of its common stock and prior to the IPO, private placements of its preferred stock. The Company plans to seek additional funding through public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

COVID-19

The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how it has and will continue to impact operations and the operations of its suppliers, vendors, and business partners, and may take further precautionary and preemptive actions as may be required by federal, state, or local authorities. In addition, the Company has taken steps to minimize the current environment’s impact on our business and strategy, including devising contingency plans and securing additional resources from third party service providers. For the safety of its employees, the Company has introduced enhanced safety measures in its facilities. Although to date, the Company's business has not been materially impacted by COVID-19, it is possible that its clinical development timelines could be negatively affected by COVID-19, which could materially and adversely affect its business, financial condition, and results of operations.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The accompanying consolidated financial statements include the accounts of Arcellx and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in preparing the accompanying consolidated financial statements include, but are not limited to, estimates related to the fair value of assets, research and development accruals, recoverability of long-lived assets, share-based compensation, and the valuation of deferred tax assets and liabilities. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in checking and sweep accounts with commercial banks and financial institutions. Cash equivalents consist of money market funds.

The Company is required to maintain cash collateral on deposit in a segregated money market bank account, as a condition of its lease agreement equal to the required security deposit amount. This amount is presented as non-current restricted cash on the accompanying balance sheets.

Marketable Securities

The Company carries marketable securities classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. The inputs used to determine the fair value of marketable securities are considered Level 2 within the fair-value hierarchy. The Company records unrealized gains and losses as a component of other comprehensive loss within the statements of operations and comprehensive loss and as accumulated other comprehensive loss in stockholders’ deficit. Realized gains or losses on available-for-sale securities are determined using the specific identification method and the Company includes net realized gains and losses in other income, net. Marketable securities are classified as either current or non-current assets based on their contractual maturity dates.

At each reporting date, or more frequently if circumstances warrant, the Company evaluates individual available-for-sale debt securities for impairment. In the event that the carrying value of an available-for-sale debt security exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company records an impairment charge in earnings attributable to the estimated credit loss. In determining whether a decline in the value of an available-for-sale debt security is other-than-temporary, the Company evaluates various factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, the duration and extent to which fair value has been less than carrying value, the Company’s assessment as to whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, and the severity of the impairment.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts payable, and accrued expenses. The carrying amounts of accounts payable and accrued expenses generally approximate their respective fair value due to their short-term nature.

The Company accounts for recurring and non-recurring fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820 hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1—Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.

Level 2—Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models, such as interest rates and yield curves that can be corroborated by observable market data.

Level 3—Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by a reporting entity—e.g., determining an appropriate adjustment to a discount factor for illiquidity associated with a given security.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents, restricted cash, and marketable securities. The Company maintains its cash and cash equivalents and restricted cash at two accredited financial institutions in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company invests in highly rated debt securities consisting entirely of corporate bonds, which the Company has the ability to liquidate within one-day should the need for additional cash arise. Accordingly, the Company believes the exposure to credit risk on its marketable securities portfolio is low.

Property and Equipment, Net

Property and equipment are recorded at cost and depreciated over its estimated useful life using the straight-line method. Upon retirement or disposal, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recognized within operating expenses. Routine expenditures for maintenance and repairs are expensed as incurred.

Estimated useful lives for property and equipment are as follows:

Estimated Useful Life
Computer equipment	3 years
Furniture and fixtures	7 years
Lab equipment	7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Equipment under capital lease	Lesser of estimated useful life or remaining lease term

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived asset group when events or changes in circumstances occur that indicate that the carrying value of the asset group may not be recoverable. Recoverability of the long-lived asset group is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset group. If these cash flows are less than the carrying value of such asset group, the Company then determines the fair value of the underlying asset group. Any impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. There were no impairment losses recognized during the years ended December 31, 2021 or 2020.

Deferred Offering Costs

The Company deferred certain legal, professional accounting and other third-party fees that were directly associated with the Company’s February 2022 IPO as deferred offering costs. Upon consummation of the IPO, these costs have been reclassified to shareholders’ deficit as a reduction of the offering proceeds.

Clinical Trial Accrual and Expenses

The Company makes payments in connection with clinical trials under contracts with contract research organizations that support conducting and managing clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price, or on a time and materials basis. A portion of the obligation to make payments under these contracts depends on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.

Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies, and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. Similarly, the Company accrues expenses related to the work performed by contract manufacturing organizations based on the progress of the work performed. If the amounts the Company is obligated to pay under clinical trial agreements and manufacturing agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the accruals are adjusted accordingly. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

Research and Development Expenses

Research and development costs are expensed as they are incurred. Research and development expenses consist primarily of salaries and benefits of research and development personnel, costs related to research activities, preclinical studies, clinical manufacturing, technical development, and overhead and facility-related costs.

The Company may be obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed, or at such time when the Company does not expect the goods to be delivered or services to be performed.

Redeemable Convertible Preferred Stock

The Company’s redeemable convertible preferred stock is classified outside of stockholders’ deficit because the shares contain deemed liquidation rights that are a contingent redemption feature not solely within the control of the Company.

The Company’s policy is to not accrete the carrying value and related issuance costs of the redeemable convertible preferred stock to its redemption value until such redemption becomes probable.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees and directors, including grants of incentive stock options, nonqualified stock options, restricted stock awards, unrestricted stock awards, or restricted stock units, to be recognized as expense based on their grant date fair values. The Company has elected to account for forfeitures as they occur.

Stock Options

The Company estimates the fair value of options granted using the Black-Scholes-Merton (Black-Scholes) option pricing model for stock option grants to both employees and non-employees. The Company will reconsider the use of the Black-Scholes option pricing model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that prevent their value from being reasonably estimated using this model.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions. A discussion of management’s methodology for developing the assumptions used in the valuation model follow:

Fair Value of Common Stock—Given the lack of an active public market for the common stock (prior to the Company’s IPO), the fair value of the Company’s common stock was determined by the board of directors with input from management and consideration of third-party valuation reports. In the absence of a public trading market, and as a clinical-stage company with no significant revenues, the Company believes that it was appropriate to consider a range of factors to determine the fair market value of the common stock at each grant date. In determining the fair value of its common stock, the Company used methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants’ (AICPA) Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation. In addition, the Company considered various objective and subjective factors, along with input from the independent third-party valuation firm. The factors included (1) the achievement of clinical and operational milestones by the Company; (2) the significant risks associated with the Company’s stage of development; (3) capital market conditions for life science companies, particularly similarly situated, privately held, early-stage life science companies; (4) the Company’s available cash, financial condition, and results of operations; (5) the most recent sales of the Company’s redeemable convertible preferred stock; and (6) the preferential rights of the outstanding redeemable convertible preferred stock. Following the closing of February 2022 IPO, the fair value of the Company's common stock is determined based on the quoted market price of the Company's common stock on the date of grant.

Expected Dividend Yield— The expected dividend yield is based on the Company’s historical and expected dividend payouts. The Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

Expected Equity Volatility—Due to the lack of a public market for the Company’s common stock (prior to the Company’s IPO) and the lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company (e.g., public entities of similar size, complexity, stage of development, and industry focus). The historical volatility is calculated based on a period of time commensurate with expected term assumption.

Risk-Free Interest Rate—The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options.

Expected Term—The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

The Company’s share-based compensation related to stock options subject to service conditions are recognized as expense ratably over the required service period based on their grant date fair values.

Restricted Stock Awards, Unrestricted Stock Awards, and Restricted Stock Units

The fair value of restricted stock awards, unrestricted stock awards, and restricted stock units (collectively, awards) without a market condition (e.g., certain market capitalization thresholds) is determined based on the fair value of our common stock on the grant date. Vesting of awards is accelerated for certain employees in the event of a change in control or in the event that we remove the employee with or without cause from their position.

The Company estimates the fair value of awards subject to both a market condition and a performance condition on the grant date using a Monte Carlo simulation model. For awards with vesting subject to the fulfillment of both market and performance conditions, share-based compensation expense is recognized using the accelerated attribution method beginning when the achievement of the performance condition becomes probable over the applicable service period. The amount of share-based compensation expense is dependent on our periodic assessment of the probability of the performance condition being satisfied and our estimate, which may vary over time, of the number of shares that will ultimately be issued. If the performance condition is not met, no compensation expense is recognized, and any previously recognized compensation cost is reversed.

The Company granted restricted stock units (RSUs) to an executive officer subject to service, performance, and market conditions. The Company used the Monte Carlo simulation model approach to estimate the fair value of the RSUs on the date of grant. Refer to Note 13 for further discussion regarding the terms of awards granted during the year ended December 31, 2021.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes that it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Because of the uncertainty of the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets.

Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes. As of December 31, 2021 and 2020, the Company had no interest or penalties related to uncertain income tax benefits.

Comprehensive Loss

Comprehensive loss represents net loss adjusted for the change during the periods attributed to unrealized gains and losses on available-for-sale debt securities.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Segment and Geographic Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations as and manages its business in one operating segment operating exclusively in the United States.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU2016-02, Leases (Topic 842), which requires lessees to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The recognized liability is measured at the present value of lease payments not yet paid, and the corresponding asset represents the lessee’s right to use the underlying asset over the lease term and is based on the liability, subject to certain adjustments. For purposes of statements of operations and cash flows, the standard retains the dual model with leases classified as either operating or finance. The Company adopted the new standard effective January 1, 2022, electing to use the package of practical expedients permitted under the transition guidance which allows for the carry forward of historical lease classification for existing leases on the adoption date and does not require the assessment of existing lease contracts to determine whether the contracts contain a lease or initial direct costs. The Company also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate. Prior periods were not retrospectively adjusted. The adoption of the new lease standard is expected to result in the recognition of lease liabilities of approximately $5.4 million and right-of-use assets of approximately $3.3 million, which include the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheet as of January 1, 2022. There will be no cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2022. Adoption of Topic 842 is not expected to have an impact on the consolidated statements of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The standard update is effective for fiscal years beginning after December 15, 2021. The adoption of this standard as of January 1, 2022 did not have any impact on the Company's consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies the measurement of expected credit losses on certain financial instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. The standard is effective for interim and annual periods beginning after December 15, 2022 and requires a modified-retrospective approach with a cumulative-effect adjustment, if any, to retained earnings as of the beginning of the first reporting period. Early adoption is permitted. Based on the composition of the Company’s investment portfolio, current market conditions, and historical credit loss activity, the adoption of ASU 2016-13 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures. The Company will continue monitoring through the effective date of the standard.

The Company has evaluated all other ASUs issued through the date the consolidated financial statements were issued and believes that the adoption of these will not have a material impact on the Company’s consolidated financial statements.

3. Restricted Cash

The Company is required to maintain cash collateral on deposit in a segregated money market bank account, as a condition of a lease agreement. The bank may restrict withdrawals or transfers by, or on behalf of, the Company. The required restricted cash reserve totaled $0.2 million as of both December 31, 2021 and 2020. This amount is presented as non-current restricted cash on the accompanying consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheets to the statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$30,833	$46,596
Restricted cash	199	199
Total	$31,032	$46,795

4. Fair Value of Financial Instruments

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	December 31, 2021
Assets	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$26,472	$—	$—
Money market fund (long-term restricted cash)	199	—	—
Marketable securities	—	73,784	—
Total assets measured at fair value	$26,671	$73,784	$—

	December 31, 2020
Assets	Level 1	Level 2	Level 3
Money market fund (long-term restricted cash)	$199	$—	$—
Total assets measured at fair value	$199	$—	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2021 or 2020.

5. Marketable Securities

Available-for-sale marketable securities, which consisted entirely of corporate bonds, were as follows (in thousands):

December 31, 2021
Amortized costs	$73,804
Gross unrealized gains	—
Gross unrealized loss	(20)
Fair value	$73,784

All of the Company’s available-for-sale marketable securities held as of December 31, 2021 had contractual maturities of less than one year. The Company had 11 securities in an unrealized loss position with an aggregate related fair value of $30.8 million as of December 31, 2021. All securities in an unrealized loss position as of December 31, 2021 had been in a loss position for less than twelve months. Unrealized losses on available-for-sale marketable securities as of December 31, 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the year ended December 31, 2021. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company recorded interest income of $0.3 million, offset by amortization of premium of $0.2 million, for the year ended December 31, 2021, which is included in other income, net on the condensed consolidated statements of operations and comprehensive loss.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid research and development costs	$6,143	$1,551
Other prepaid expense and current assets	2,049	1,210
Total prepaid expenses and other current assets	$8,192	$2,761

7. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Lab equipment	$9,115	$3,514
Leasehold improvements	2,355	2,345
Lab equipment under capital leases	714	—
Computer equipment	58	58
Furniture and fixtures	142	109
Construction in progress	96	—
Property and equipment, gross	12,480	6,026
Less: accumulated depreciation and amortization	(2,162)	(1,126)
Property and equipment, net	$10,318	$4,900

Depreciation and amortization expense was $1.0 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

8. Capital Lease Obligations

The Company signed a capital lease agreement for equipment in December 2020. The lease term is for thirty-six months with an option to purchase the equipment for $1 at the end of the lease term. The lease commencement date is commensurate with the date the equipment was placed into service which was in June 2021.

The Company signed a capital lease agreement for equipment in March 2021. The lease term is for seventeen months and ownership of the asset will be transferred to the Company at the end of the lease term. The lease commencement date is commensurate with the date the equipment was placed into service which was in March 2021.

As of December 31, 2021, the remaining future lease obligations under these capital lease agreements are as follows (in thousands):

2022	$160
2023	130
2024	54
Total minimum lease payments	344
Less: Amount representing interest	(18)
Present value of net minimum lease payments	$326

The capital lease obligation balance was $0.3 million as of December 31, 2021, of which $0.1 million was included in other current liabilities and $0.2 million was included in other long-term liabilities. The implied interest rate used to reduce the minimum lease payments to present value was 5.0%.

The Company made payments with respect to capital lease obligations of $0.4 million and $0 for the years ended December 2021 and 2020, respectively.

Interest expense in connection with the Company’s capital leases were immaterial for the years ended December 2021 and 2020.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Research and development accrued expenses	$6,626	$2,060
Accrued offering costs	1,301	576
Accrued bonus	3,429	1,113
Accrued vacation	344	249
Other liabilities	1,480	578
Total accrued liabilities	$13,180	$4,576

10. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Gaithersburg, Maryland under one lease that has a term that expires in 2030 unless renewed.

The lease agreements contain rent escalation, rent abatement clauses, and tenant improvement allowances. Rent expense is recognized on a straight-line basis over the lease term. The deferred rent balance was $2.1 million and $2.0 million as of December 31, 2021 and 2020, respectively. Rent expense for the years ended December 31, 2021 and 2020 was $1.2 million and $0.6 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2021 are as follows (in thousands):

2022	$830
2023	851
2024	872
2025	894
2026	917
Thereafter	2,972
$7,336

Manufacturing Services Agreement with Lonza Houston, Inc.

Pursuant to the Manufacturing Services Agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product CART-ddBCMA (Lonza Agreement), the Company entered into a statement of work with Lonza (Lonza SOW), effective as of February 16, 2022, for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. The term of the Lonza SOW commences from February 1, 2022 and expires December 31, 2024, unless earlier terminated by either party or unless extended due to certain delays or suspensions or by mutual agreement. Under the Lonza SOW, the Company is obligated to pay to Lonza certain payments aggregating a total of approximately $24.5 million in 2022, including creditable up-front payments, creditable milestone fees that are subject to certain deductions and fixed monthly payments and which are payable over the term of the Lonza SOW.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of December 31, 2021 and 2020, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with certain executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of December 31, 2021, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

11. Redeemable Convertible Preferred Stock

In connection with the Company's IPO on February 4, 2022, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into shares of common stock at the applicable conversion ratio then in effect. The Company's outstanding shares of preferred stock were converted into 24,785,564 shares of common stock.

The Company had 29,795,227 authorized shares of $0.001 par value Series A redeemable convertible preferred stock (Series A preferred stock), of which 5,413,272 shares were issued and outstanding as of both December 31, 2021 and 2020. The Series A preferred stock was classified as temporary equity as a result of certain redemption rights that are outside of the Company’s control.

The Company had 49,402,623 authorized shares of $0.001 par value Series B redeemable convertible preferred stock (Series B preferred stock), of which 8,975,585 shares were issued and outstanding as of both December 31, 2021 and 2020 from the issuance of Series B-1 and Series B-2 redeemable convertible preferred stock discussed below.

The Company had 27,444,339 authorized shares of $0.001 par value Series B-1 redeemable convertible preferred stock (Series B-1 preferred stock), of which 4,986,153 shares were issued and outstanding as of both December 31, 2021 and 2020.

The Company had authorized 21,958,284 shares of $0.001 par value Series B-2 redeemable convertible preferred stock (Series B-2 preferred stock and with the Series B-1 preferred stock, the Series B preferred stock). The Company concluded that the investors’ rights to purchase Series B-2 preferred stock upon achieving certain clinical activities (i.e., clinically significant and meaningful biological activity with manageable toxicities from a phase 1 clinical trial, approval by the board of an acceptable clinical development plan, IND filling by a specified date and completion of other key analysis) (the Milestone closing) did not meet the definition of a freestanding financial instrument, as they were legally attached and assigned together with the issuance of Series B-1 preferred stock.

Furthermore, after weighing the substantive and implied terms and features of the Series B preferred stock instrument, the Company concluded that the conversion option was clearly and closely related to the preferred stock host contract and therefore would not need to be bifurcated.

In December 2020, the Company issued the second tranche of Series B-2 preferred stock in exchange for $42.8 million in cash. The Company incurred less than $0.1 million in transaction costs related to this issuance. As of both December 31, 2021 and 2020, 3,989,432 shares of Series B-2 preferred stock were issued and outstanding. The Series B preferred stock was classified as temporary equity as a result of certain redemption rights that are outside of the Company’s control.

During the year ended December 31, 2021, the Company authorized 57,224,618 shares of $0.001 par value Series C redeemable convertible preferred stock (the Series C preferred stock) and issued 10,396,707 shares in exchange for $120.0 million in cash. The Company incurred $0.9 million in transaction costs related to this issuance. The Series C preferred stock was classified as temporary equity as a result of certain redemption rights that are outside of the Company’s control. The Company’s Series A preferred stock, Series B preferred stock, and Series C preferred stock (collectively, the preferred stock) had the following rights and preferences, privileges, and restrictions:

Dividends

The holders of preferred stock were entitled to receive annual noncumulative dividends at an annual rate of 8% in preference to any declaration or payment of any dividend on the common stock, on an as-converted basis when, as and if declared by the board of directors. As of both December 31, 2021 and 2020, no dividends had been declared.

Voting Rights

Each share of preferred stock represented such number of votes as is equal to the number of shares of common stock into which such share is convertible. The holders of preferred stock were able to vote together with the holders of common stock on an as-converted basis on all matters in which stockholders were entitled to vote. The holders of Series A preferred stock, exclusively and as a separate class, were entitled to elect three directors, the holders of the Series B preferred stock, exclusively and as a separate class, were entitled to elect two directors, and the holders of Series C preferred stock, exclusively and as a separate class, were entitled to elect one director of the Company as of December 31, 2021.

Conversion Rights

Each share of preferred stock was convertible into shares of common stock determined by dividing the original issuance price by the conversion price. The conversion price was equal to the original issuance price, which were $5.51 for Series A preferred stock, $8.60 for Series B-1 preferred stock, $10.74 for Series B-2 preferred stock, and $11.55 for Series C preferred stock. Conversion could occur at any time at the option of each holder. All series of preferred stock converted into shares of common stock on a one-to-one basis as part of the Company’s IPO in February 2022.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series C preferred stock were entitled to receive, before any payment of any of the assets of the Company to the holders of the Series B preferred stock, the holders of the Series A preferred stock, or the holders of common stock, $11.55 per share (as adjusted for any stock dividend, stock split, combination or other similar transactions, plus any declared but unpaid dividends). After payment of the above but before any payment of any of the assets of the Company to the holders of Series A preferred stock or the holders of common stock, the holders of Series B-1 and Series B-2 preferred stock were entitled to receive, before any payment of any of the assets of the Company to the holders of the Series A preferred stock or the holders of common stock, $8.60 per share and $10.74 per share, respectively (as adjusted for any stock dividend, stock split, combination or other similar transactions, plus any declared but unpaid dividends). After payment of the above but before any payment of any of the assets of the Company to the holders of common stock, the holders of Series A preferred stock were entitled to receive $5.51 per share with respect to shares of Series A preferred stock. The Company did not adjust the carrying values of the preferred stock to the liquidation preferences of such shares because it was uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of preferred stock and these circumstances were not probable as the balance sheet dates. Subsequent adjustments to the carrying values of the liquidation preferences were to be made only when it became probable that such a liquidation event will occur.

Redemption Rights

The preferred stock was contingently redeemable upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company.

Anti-dilution Protection

The holders of the preferred stock had proportional anti-dilution protection for splits, dividends and similar recapitalizations. Subject to certain exclusions, anti-dilution price protection for additional sales of securities by the Company for consideration per unit less than the applicable conversion price per unit of any series of preferred stock, were to be on a broad-based weighted average basis.

12. Common Stock

In June 2021, the board of directors approved an amendment to the Amended and Restated Certificate of Incorporation of the Company, which increased the number of authorized shares of common stock. The Company had 185,000,000 and 98,973,453 authorized shares of $0.001 par value common stock as of December 31, 2021 and 2020, respectively, of which 544,210 and 333,658 shares were issued and outstanding as of December 31, 2021 and 2020, respectively. The shares issued and outstanding represent shares issued to employees pursuant to the exercise of vested stock options as well as the vesting of early exercised stock options.

The Company's employees satisfied the exercise price of the options exercised by making cash payments to the Company. In order to execute the early exercises, the employees signed a Restricted Stock Purchase Agreement (RSPA) granting the Company, in the case of termination of employment, the rights to repurchase all of the unvested shares at the price paid by the employee for such shares. Based on the share repurchase rights outlined in the RSPA, the Company recorded the proceeds from the early exercises as a liability on the balance sheet.

All shares that were early exercised by the employees of the Company are considered legally issued. However, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	December 31,
	2021	2020
Total shares of common stock legally issued and outstanding (including shares early exercised)	544,967	375,492
Less: (unvested early exercised shares of common stock)	(757)	(41,834)
Total shares issued and outstanding	544,210	333,658

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company through December 31, 2021.

In the event of any liquidation or dissolution of the Company, the holders of common stock are entitled to the assets of the Company legally available for distribution.

On March 4, 2022, the Company issued and sold an aggregate of 590,318 shares of common stock in a private placement at a price of $16.94 per share for an aggregate purchase price of $10.0 million.

13. Share-Based Compensation

The Company’s 2017 Equity Incentive Plan (the 2017 Plan) provides for the grant of Stock Options, Stock Appreciation Rights, Restricted Stocks, or Restricted Stock Units. The aggregate number of shares of common stock available for issuance pursuant to awards under the 2017 Plan, amended, is 7,927,329 shares.

Stock Options

Stock options granted under the 2017 Plan generally vest over three or four years and expire after 10 years.

The exercise price for stock options granted is the fair value of common shares as determined by the board of directors as of the date of grant. The board of directors determined the value the Company’s common stock considering many factors, including third-party valuation of the Company's common shares, as well as additional factors, which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

A summary of stock option activity for awards under the 2017 Plan is presented below:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2021	1,952,145	$2.66	8.6	$8,143
Granted	4,145,794	6.31
Forfeited	(288,557)	3.40
Exercised	(210,552)	2.10
Outstanding as of December 31, 2021	5,598,830	$5.36	8.9	$7,349
Exercisable as of December 31, 2021	1,696,109	$3.72	8.0	$5,011

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2021.

The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 was $5.77 and $3.19, respectively.

The aggregate grant date fair value of stock options vested during the years ended December 31, 2021 and 2020 was approximately $5.3 million and $1.7 million, respectively.

The Company recorded share-based compensation expense of $6.8 million and $1.1 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $19.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2017 Plan. This remaining compensation expense is expected to be recognized over a weighted average period of 2.8 years as of December 31, 2021. The intrinsic value of the options exercised for the years ended December 31, 2021 and 2020 was $1.0 million and $0.5 million, respectively. Share-based compensation cost is measured at fair value and is recognized as expense on a straight-line basis over the requisite service period.

Share-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,930	$500
General and administrative	4,824	551
Total	$6,754	$1,051

The assumptions used in the Black-Scholes option pricing model for stock options granted were as follows:

	2021	2020
Expected term	6.3 - 7 years	7 years
Expected volatility	90% - 110%	95% - 100%
Risk free interest rate	0.83% - 1.52%	0.42% - 1.42%
Expected dividend yield	— %	— %

Given the lack of an active public market for the common stock during 2021 and 2020, the fair value of the Company’s common stock was determined by the board of directors with input from management and consideration of third-party valuation reports, described further within the Restricted Stock Units section below.

Restricted Stock Units

In June 2021, the Company granted 952,804 restricted stock units (RSU) to an executive officer subject to service, performance, and market conditions. In December 2021, the Company added alternative performance conditions for vesting of the same RSUs (the RSU Award). These additional performance conditions provided alternative paths to vesting and the original award from June 2021 and its vesting conditions remained the same, i.e., the original award was not modified.

Each RSU granted in the RSU Award entitles the recipient to one share of common stock upon vesting subject to the service, performance, and market conditions. All 952,804 RSUs were outstanding as of December 31, 2021 and no RSUs were vested or exercisable as of December 31, 2021.

Service Condition

The service condition to vesting of the RSU Award requires the executive officer’s continued employment with the Company through the achievement of any of the performance conditions and the market condition.

Performance Condition

The performance conditions to vesting of the RSU Award include (i) the consummation of a change in control event as defined in the 2017 Plan (Change in Control), (ii) the consummation of the first firm commitment underwritten public offering covering the offer and sale of Company shares, the consummation of the direct listing or direct placement of Company shares on a publicly traded exchange, or the completion of a merger or consolidation with a special purpose acquisition company in which the shares of the surviving or parent entity are listed on a national securities exchange (IPO), or (iii) a Change in Control following an IPO.

Market Condition

The market condition to vesting of the RSU Award involves Company value thresholds depending upon which of the three performance condition scenarios is applicable at the time of measurement.

The Company value on a Change in Control is measured on the date of the Change in Control and is the aggregate amount of deal consideration paid at the closing of a Change in Control by an acquiror for the Company shares of common stock in connection with such Change in Control (Change in Control Market Capitalization). Upon a Change in Control, (i) one-sixth of the RSU Award will vest if a minimum Change in Control Market Capitalization of $2.5 billion is achieved, (ii) all of the RSU Award will vest if a $5.0 billion Change in Control Market Capitalization is achieved, and (iii) a portion of the RSU Award will vest based on a straight-line interpolation if a Change in Control Market Capitalization of between $2.5 billion and $5.0 billion is achieved based on a straight-line interpolation.

The Company value in the event of an IPO is measured each June 30 and December 31 following an IPO (subject to applicable lock-up period) and represents the Company's Enterprise Value. The Company's Enterprise Value is determined using the total market capitalization of the Company based the average closing trading price of one share of the Company over the 60-day period ending on the day prior to the applicable IPO measurement date, less cash. Upon an IPO, (i) one-sixth of the RSU Award will vest if a minimum Enterprise Value of $2.5 billion is achieved, (ii) all the RSU Award will vest if a $5.0 billion Enterprise Value is achieved, and (iii) a portion of the RSU Award will vest based on a straight-line interpolation if an Enterprise Value of between $2.5 billion and $5.0 billion is achieved.

The Company utilized Monte Carlo simulation models to estimate the fair value of the RSU Award on the date of grant in each of the three performance condition scenarios. In applying the Monte Carlo methodology, Change in Control Market Capitalization and Enterprise Value were simulated and allocated to the various classes of equity in the Company’s capital structure according to the characteristics of that capital structure, such as the number of shares of each class of equity, seniority levels, liquidation preferences and conversion values for redeemable convertible preferred stock, and participation thresholds for common stock and each series of redeemable convertible preferred stock. The fair value of the RSU Award in each of the three performance condition scenarios is the average of the discounted proceeds to the common stock across all simulated paths.

Application of the Monte Carlo simulation model to each of the three performance condition scenarios requires various subjective assumptions that represent management’s best estimates of the fair value of common stock, expected equity volatility, risk-free interest rate, discount period, expected dividend yield, and time to achievement of a performance condition.

Fair Value of Common Stock and Fair Value of Total Equity—Given the lack of an active public market for the common stock (prior to the Company’s IPO), the fair value of the Company’s common stock and total equity was determined by the board of directors with input from management and consideration of third-party valuation reports. In the absence of a public trading market, and as a clinical-stage company with no significant revenues, the Company believes that it was appropriate to consider a range of factors to determine the fair market value of the common stock at each grant date and resulting total equity value. In determining the fair value of its common stock and total equity value, the Company used methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants’ (AICPA) Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as

Compensation. In addition, the Company considered various objective and subjective factors, along with input from the independent third-party valuation firm. The factors included (1) the achievement of clinical and operational milestones by the Company; (2) the significant risks associated with the Company’s stage of development; (3) capital market conditions for life science companies, particularly similarly situated, privately held, early-stage life science companies; (4) the Company’s available cash, financial condition, and results of operations; (5) the most recent sales of the Company’s redeemable convertible preferred stock; and (6) the preferential rights of the outstanding redeemable convertible preferred stock.

Expected Equity Volatility—Due to the lack of a public market for the Company’s common stock (prior to the Company’s IPO) and the lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company (e.g., public entities of similar size, complexity, stage of development, and industry focus). The historical volatility is calculated based on a period commensurate with the expected date of achievement of a performance condition.

Risk-Free Interest Rate and Discount Period—The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected time to achieve of a performance condition. The discount period is the period between the valuation date and the assumed change in control event date, with the assumption that all equity shares in the capital structure are paid out in cash.

Expected Dividend Yield—The expected dividend yield is based on the Company’s historical and expected dividend payouts. The Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

Expected Time to Achievement of a Performance Condition—The time to the achievement of a performance condition is based on the Company’s best estimate of the period of time to achievement of a performance condition that attains the established market capitalization thresholds.

The Company determined the fair value of the RSU Award considering third-party valuation reports. The Company considered several objective and subjective factors, including weighted probability of various liquidation event scenarios, operating and financial performance, discount for lack of marketability of the Company’s equity, and general and industry-specific economic outlook, among other factors. The discount for lack of marketability was applied to reflect the increased risk arising from the inability to readily sell the RSUs. The assumptions used in the Monte Carlos simulation models to determine the grant date fair value of the RSU Award for each of the three performance condition scenarios were as follows:

	Change in Control	IPO	Change in Control Following an IPO
Date of grant	June 9, 2021	December 7, 2021	December 7, 2021
Time to liquidity event (years)	1.56 - 3.06	10.00	1.33
Equity volatility	100% - 110%	70%	65%
Risk-free interest rate	0.11% - 0.31%	1.47%	0.44%
Discount for lack of marketability	26% - 32%	5%	5%
Fair value of the RSU award (in thousands)	$1,580	$10,300	$150

The performance condition will only become probable in the event of a change in control or an IPO. Accordingly, as a performance condition was not achieved in 2021, the Company did not record any share-based compensation expense related to this RSU Award in the year ended December 31, 2021.

Upon completion of the IPO in February 2022, the performance condition was satisfied and the Company began recognizing share-based compensation expense on an accelerated attribution basis over the anticipated service period (10 years) and based on the fair value (aggregate $10.3 million) according to the IPO scenario Monte Carlo simulation model as no other performance condition was deemed probable at the time of the IPO.

14. Net Loss Per Share Attributable to Common Stockholders

The Company’s potential dilutive securities, which include redeemable convertible preferred stock, options to purchase common stock, and unvested shares of restricted common stock, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020
Redeemable convertible preferred stock	24,785,564	14,388,857
Options to purchase common stock	5,598,073	1,910,310
Unvested shares of restricted common stock from early exercises	757	41,834
Restricted stock units	952,804	—
Total	31,337,198	16,341,001

Shares of redeemable convertible preferred stock also participated in dividends with shares of common stock (if and when declared) and therefore were deemed participating securities. The holders of redeemable convertible preferred stock did not contractually share in losses and therefore no additional net loss per share has been disclosed under the two-class method.

15. Income Taxes

The Company’s provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current income tax provision (benefit):
U.S. federal	$—	$—
State	—	—
Total	—	—
Deferred income tax provision (benefit):
U.S. federal	(14,840)	(7,671)
State	(4,250)	(1,954)
Total	(19,090)	(9,625)
Change in valuation allowance	19,090	9,625
Total provision (benefit) for income taxes	$—	$—

A reconciliation of the statutory U.S. federal rate and effective rate is as follows:

	Year Ended December 31,
	2021	2020
U.S. federal tax	21.0%	21.0%
State tax, net of federal benefit	6.5	6.3
Change in valuation allowance	(29.4)	(29.9)

Research and development tax credits	2.0	3.2
Change in tax rates and other	(0.1)	(0.6)
Income tax expense	0.0%	0.0%

The significant components of the Company’s deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
U.S. federal net operating loss carryforward	$24,692	$12,826
State net operating loss carryforward	7,592	3,862
Research and development credits	3,218	1,935
Non-qualified stock options	1,665	75
Accrued bonus	941	297
Operating lease liabilities	570	556
Other	179	173
Gross deferred income tax assets	38,857	19,724
Less: Valuation allowance	(38,725)	(19,635)
Total deferred income tax assets	132	89
Deferred income tax liabilities:
Depreciation	(132)	(89)
Net deferred income tax assets (liabilities)	$—	$—

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary difference and carryforwards; (iii) taxable income in prior carryback years if carryback is permitted under applicable tax law; and (iv) tax planning strategies. The Company’s net deferred income tax assets are not more likely than not to be utilized due to the lack of sufficient sources of future taxable income and cumulative book losses which have resulted over the years. The net change in valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $19.1 million and $9.6 million, respectively, due to the losses incurred for research and development.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The Company did not apply for any relief offered by the government during the years ended December 31, 2021 or 2020.

The Company had Federal and State net operating loss (NOL) carryforwards of approximately $117.6 million and $116.5 million, respectively, as of December 31, 2021. The Company also had federal research and development tax credit carryforwards of approximately $3.2 million, available to potentially offset future federal income taxes, as of December 31, 2021. Approximately $6.3 million of the Federal NOL was generated prior to 2018 and will begin expiring in 2035 while the remaining $111.3 million will be carried forward indefinitely but are limited to eighty percent of taxable income. The State NOL will begin expiring in 2035. The federal research and development tax carryforwards, if not utilized, will expire beginning in 2038.

However, the deductibility of such federal net operating losses may be limited. Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

The Company has not determined if it has experienced Section 382 ownership changes in the past and if a portion of its NOL and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, the Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of its control. If the Company determines that an ownership change has occurred and its ability to use its historical NOL and tax credit carryforwards is materially limited, it would harm the Company’s future operating results by effectively increasing the Company’s future tax obligations.

The Company has not identified any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company’s Federal and State tax returns for all years, 2015 through 2020, remain subject to examination by taxing authorities due to the tax attribute carryforwards.

16. Employee Benefit Plan

The Company sponsors a tax deferred retirement plan under the Code to provide retirement benefits for all eligible employees. Participating employees may voluntarily contribute up to limits provided by Internal Revenue Service regulations. The

Company made contributions to the plan of $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.