Form 10-Q
period 2022-03-31
Arcellx, Inc.
filed 2022-05-12
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41259

ARCELLX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2855917
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 West Watkins Mill Road, Suite A Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 327-0603

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ACLX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2022, the registrant had 35,736,584 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	5
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION	26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3.	Defaults Upon Senior Securities	75
Item 4.	Mine Safety Disclosures	75
Item 5.	Other Information	75
Item 6.	Exhibits	76
Signature		77

“Arcellx,” “we,” “us,” “our,” or “the Company” as used in this Quarterly Report on Form 10-Q refer to Arcellx, Inc. and, where appropriate, our subsidiary, Subdomain, LLC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
the impact of the ongoing COVID-19 pandemic or other related disruptions on our business;
•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other favorable results;
•
our plans relating to the clinical development of our product candidates, including the disease areas to be evaluated;
•
the timing, progress, and results of preclinical studies and clinical trials for our programs and product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
our ability to recruit and enroll suitable patients in our clinical trials;
•
our ability to take advantage of expedited regulatory pathways for our product candidates;
•
our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•
the expected benefits of potential strategic collaborations with third parties and our ability to attract collaborators with development, regulatory, and commercialization expertise;
•
the size of the market opportunity for our product candidates and our ability to maximize those opportunities;
•
the success of competing therapies that are or may become available;
•
our estimates of the number of patients who suffer from the diseases we are targeting and the number of participants that will enroll in our clinical trials;
•
the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;
•
the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;
•
our ability to obtain and maintain regulatory approval of our product candidates;
•
our ability to adequately secure our information technology systems and the regulated data stored therein, as required by law;
•
the pricing and reimbursement of our product candidates, if approved;
•
our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;
•
existing regulations and regulatory developments in the United States and other jurisdictions;
•
our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•
our reliance on third parties to conduct clinical trials of our product candidates and manufacture of our product candidates for preclinical studies and clinical trials;
•
the need to hire additional personnel and our ability to attract and retain such personnel;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•
our financial performance;
•
the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•
our anticipated use of our existing resources.

Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about the business and future financial results of the pharmaceutical industry, and other legal, regulatory, and economic developments. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue,” “likely,” and similar expressions (including their use in the negative) intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. Actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including, but not limited to, those described in Part II, Item 1A, Risk Factors of this Quarterly Report.

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with or furnished to the U.S. Securities and Exchange Commission (the SEC) completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Quarterly Report represent our views as of the date of this Quarterly Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$127,160	$30,833
Marketable securities	83,769	73,784
Prepaid expenses and other current assets	9,974	8,192
Total current assets	220,903	112,809
Restricted cash	199	199
Property and equipment, net	10,127	10,318
Operating lease right-of-use assets	3,248	—
Deferred offering costs	—	3,172
Prepaid research and development expenses and other long-term assets	8,913	2,284
Total assets	$243,390	$128,782
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,874	$1,333
Accrued liabilities	14,400	13,180
Operating lease liabilities, current portion	370	—
Deferred rent, current portion	—	183
Other current liabilities	164	149
Total current liabilities	16,808	14,845
Operating lease liabilities, net of current portion	4,844	—
Deferred rent, net of current portion	—	1,895
Other long-term liabilities	147	178
Total liabilities	21,799	16,918
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of March 31, 2022; 29,795,227 shares authorized and 5,413,272 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $29,795 as of March 31, 2022 and December 31, 2021, respectively	—	28,894
Series B redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of March 31, 2022; 49,402,623 shares authorized and 8,975,585 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $85,681 as of March 31, 2022 and December 31, 2021, respectively	—	85,367
Series C redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of March 31, 2022; 57,224,618 shares authorized and 10,396,707 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $120,000 as of March 31, 2022 and December 31, 2021, respectively	—	119,118
Total redeemable convertible preferred stock	—	233,379
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share; 200,000,000 shares authorized and no shares issued and outstanding as of March 31, 2022; no shares authorized, issued or outstanding as of December 31, 2021	—	—
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 35,718,764 shares issued and outstanding as of March 31, 2022; 185,000,000 shares authorized and 544,210 shares issued and outstanding as of December 31, 2021	36	1
Additional paid-in capital	384,095	8,615
Accumulated other comprehensive loss	(44)	(20)
Accumulated deficit	(162,496)	(130,111)
Total stockholders’ equity (deficit)	221,591	(121,515)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$243,390	$128,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$—
Operating expenses:
Research and development	24,401	8,521
General and administrative	8,034	2,761
Total operating expenses	32,435	11,282
Loss from operations	(32,435)	(11,282)
Other income, net	50	1
Net loss	(32,385)	(11,281)
Other comprehensive loss:
Unrealized loss on marketable securities	24	—
Comprehensive loss	$(32,409)	$(11,281)
Net loss per share attributable to common stockholders—basic and diluted	$(1.56)	$(33.45)
Weighted-average common shares outstanding—basic and diluted	20,760,722	337,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

(unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock							Stockholders’ Equity (Deficit)
	Series A		Series B		Series C			Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription Receivable	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity (Deficit)
Balance as of December 31, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	$—	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)
Issuance of common stock (initial public offering), net of transaction costs of $15,029	—	—	—	—	—	—	—	9,487,500	9	127,274	—	—	127,283
Issuance of common stock (private placement), net of transaction costs of $42	—	—	—	—	—	—	—	590,318	1	9,957	—	—	9,958
Conversion of preferred stock to common stock	(5,413,272)	(28,894)	(8,975,585)	(85,367)	(10,396,707)	(119,118)	—	24,785,564	25	233,354	—	—	233,379
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	—	24,889	—	107	—	—	107
Exercise of stock options	—	—	—	—	—	—	—	286,283	—	307	—	—	307
Share-based compensation	—	—	—	—	—	—	—	—	—	4,481	—	—	4,481
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	—	—	—	—	—	(32,385)	—	(32,385)
Balance at March 31, 2022	—	$—	—	$—	—	$—	$—	35,718,764	$36	$384,095	$(162,496)	$(44)	$221,591

	Redeemable Convertible Preferred Stock							Stockholders’ Equity (Deficit)
	Series A		Series B		Series C			Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription Receivable	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
Balance as of December 31, 2020	5,413,272	$28,894	8,975,585	$85,367	—	$—	$—	333,658	$1	$1,421	$(65,142)	$—	$(63,720)
Issuance of Series C redeemable convertible preferred stock for cash, net of transaction costs of $814	—	—	—	—	7,970,812	91,186	(10,000)	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	—	7,173	—	5	—	—	5
Exercise of stock options	—	—	—	—	—	—	—	7,522	—	7	—	—	7
Share-based compensation	—	—	—	—	—	—	—	—	—	757	—		757
Net loss	—	—	—	—	—	—	—	—	—	—	(11,281)	—	(11,281)
Balance as of March 31, 2021	5,413,272	$28,894	8,975,585	$85,367	7,970,812	$91,186	$(10,000)	348,353	$1	$2,190	$(76,423)	$—	$(74,232)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(32,385)	$(11,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416	207
Noncash operating lease expense	60	—
Amortization of premiums and discounts on marketable securities	110	—
Share-based compensation	4,481	757
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(8,423)	48
Accounts payable and other current liabilities	696	321
Accrued liabilities	2,563	392
Operating lease liabilities	(104)	—
Deferred rent	—	49
Net cash used in operating activities	(32,586)	(9,507)

Cash flows from investing activities
Purchases of property and equipment	(467)	(1,066)
Purchases of marketable securities	(27,026)	—
Proceeds from maturities of marketable securities	16,850	—
Net cash used in investing activities	(10,643)	(1,066)

Cash flows from financing activities
Proceeds from issuance of common stock (initial public offering), net of transactions costs	129,156	—
Proceeds from issuance of common stock (private placement), net of transactions costs	10,000	—
Proceeds from issuance of Series C redeemable convertible preferred stock, net of transaction costs	—	81,756
Proceeds from the exercise of stock options	429	7
Payments under finance leases	(29)	(121)
Payments of deferred offering costs	—	(14)
Net cash provided by financing activities	139,556	81,628

Net increase in cash and cash equivalents and restricted cash	96,327	71,055
Cash and cash equivalents and restricted cash, beginning of the year	31,032	46,795
Cash and cash equivalents and restricted cash, end of the period	$127,359	$117,850

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$35	$238
Deferred offering costs included in accrued liabilities	$42	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arcellx, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business

Organization

Arcellx, Inc. (Arcellx or the Company) was incorporated in Delaware in December 2014 and is headquartered in Gaithersburg, Maryland. The Company is a clinical-stage biopharmaceutical company reimagining cell therapy through the development of innovative therapies for patients with cancer and other incurable diseases.

On February 8, 2022, the Company closed its initial public offering (IPO) of 9,487,500 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 1,237,500 additional shares of its common stock, at a public offering price of $15.00 per share. The Company received net proceeds of $127.3 million, after deducting underwriting discounts and commissions of and other offering expenses paid by the Company of approximately $15.0 million. The Company’s common stock began trading on the Nasdaq Global Select Market on February 4, 2022, under the ticker symbol “ACLX.”

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

The Company has funded its operations primarily with proceeds from public and private offerings of its common and preferred stock. The Company plans to seek additional funding through public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances, and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the Company’s Annual Report on Form 10-K during the three months ended March 31, 2022, except for the adoption of the new lease accounting standard effective January 1, 2022, as discussed below.

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, Leases (Topic 842). Topic 842 increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The Company adopted the new standard effective January 1, 2022, electing to use the package of practical expedients permitted under the transition guidance which allows for the carry forward of historical lease classification for existing leases on the adoption date and does not require the assessment of existing lease contracts to determine whether the contracts contain a lease or initial direct costs. Prior periods were not retrospectively adjusted.

The adoption of this standard resulted in the recognition of operating lease right-of-use (ROU) assets in the amount of $3.3 million and operating lease liabilities in the amount of $5.4 million for operating lease liabilities on the consolidated balance sheet, with a $2.1 million reclassification of deferred rent and tenant improvement allowances. There was no cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. The adoption of this standard did not have an impact on the consolidated statements of operations or cash flows on the effective date.

The Company leases office space and certain equipment. If a lease arrangement is determined to exist with a lease term of more than 12 months at the lease commencement date, an ROU asset and corresponding lease liability are recorded on the consolidated balance sheet at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to control the use of an identified asset over the lease term and a lease liability represents the obligation to make lease payments arising from the lease. The Company uses the discount rate implicit in the lease, if available, or its incremental borrowing rate on the lease commencement date to determine the present value of lease payments. The lease terms used to calculate the ROU assets and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases are classified as either operating or financing leases based on the economic substance of the agreement. Lease and non-lease components are accounted for together as a single lease component for leases associated with office space.

For operating leases, the lease expense is recognized on a straight-line basis over the lease term. For finance leases, the ROU asset is amortized from the lease commencement date to the earlier of the end of the useful life of the ROU asset or the end of the lease term, unless the Company is reasonably certain to exercise an option to purchase the underlying asset or if the lease transfers ownership of the underlying asset to the Company by the end of the lease term, in which case the ROU asset is amortized over the remaining useful life. Interest accretion on the finance lease liabilities is recorded as interest expense. Variable lease expense for both operating and finance leases is expensed as incurred.

For short-term lease arrangements with a term of one year or less, the Company has elected to recognize the related lease payments on a straight-line basis over the lease term without recording related ROU assets and lease liabilities.

3. Restricted Cash

The Company is required to maintain cash collateral on deposit in a segregated money market bank account, as a condition of a lease agreement. The bank may restrict withdrawals or transfers by, or on behalf of, the Company. The required restricted cash reserve totaled $0.2 million as of both March 31, 2022 and December 31, 2021. This amount is presented as restricted cash on the accompanying consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheets to the statements of cash flows (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$127,160	$117,651
Restricted cash	199	199
Total	$127,359	$117,850

4. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$124,509	$—	$—
Money market fund (long-term restricted cash)	199	—	—
Marketable securities:
Commercial paper	—	50,904	—
Corporate debt	—	14,797	—
U.S. government agency	—	15,061	—
Asset-backed securities	—	3,007	—
Total assets measured at fair value	$124,708	$83,769	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$26,472	$—	$—
Money market fund (long-term restricted cash)	199	—	—
Marketable securities (1):
Commercial paper	—	43,969	—
Corporate debt	—	17,072	—
U.S. government agency	—	5,053	—
Asset-backed securities	—	7,690	—
Total assets measured at fair value	$26,671	$73,784	$—
(1) These items have been reclassified to conform to current period presentation.

The fair value of financial assets categorized within Level 1 of the fair value hierarchy is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities. The fair value of financial assets categorized within Level 2 of the fair value hierarchy is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models, such as interest rates and yield curves that can be corroborated by observable market data.

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2022 or the year ended December 31, 2021.

5. Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$50,904	$—	$—	$50,904
Corporate debt	14,814	1	(18)	14,797
U.S. government agency	15,081	—	(20)	15,061
Asset-backed securities	3,013	—	(6)	3,007
Total	$83,812	$1	$(44)	$83,769

	December 31, 2021 (1)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$43,969	$—	$—	$43,969
Corporate debt	17,084	—	(12)	17,072
U.S. government agency	5,056	—	(3)	5,053
Asset-backed securities	7,695	—	(5)	7,690
Total	$73,804	$—	$(20)	$73,784

(1) These items have been reclassified to conform to current period presentation.

All of the Company’s available-for-sale debt marketable securities held as of March 31, 2022 had contractual maturities of less than one year. The Company had 9 securities in an unrealized loss position with an aggregate related fair value of $24.8 million as of March 31, 2022. All securities in an unrealized loss position as of March 31, 2022 had been in a loss position for less than 12 months. Unrealized losses on available-for-sale marketable securities as of March 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the three months ended March 31, 2022. The Company does not intend to sell these securities or expect to be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company recorded interest income of $0.2 million, offset by amortization of premium of $0.1 million, for the three months ended March 31, 2022, which is included in other income, net on the condensed consolidated statements of operations and comprehensive loss.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid research and development costs	$6,388	$6,143
Other prepaid expense and current assets	3,586	2,049
Total prepaid expenses and other current assets	$9,974	$8,192

7. Commitments

Pursuant to the manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product CART-ddBCMA (Lonza Agreement), the Company entered into a statement of work with Lonza (Lonza SOW) in February 2022, for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. The term of the Lonza SOW expires December 31, 2024, unless earlier terminated by either party or unless extended due to certain delays or suspensions or by mutual agreement. The Lonza SOW is non-cancellable for the first six months of the term and carries minimum non-cancellable costs including upfront payments, milestone fees, and fixed monthly payments during the related period. Subsequent to the non-cancellable period, the Company may terminate the arrangement for any reason upon 12 months' prior notification to Lonza. As of March 31, 2022, the Company’s minimum non-cancellable costs payable to Lonza was approximately $40.6 million. Variable costs under this arrangement include materials, external testing, and other services. The Company paid $5.8 million under this arrangement during the three months ended March 31, 2022.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Research and development accrued expenses	$12,129	$6,626
Accrued offering costs	—	1,301
Accrued bonus	793	3,429
Other liabilities	1,478	1,824
Total accrued liabilities	$14,400	$13,180

9. Leases

The Company leases office and laboratory space in Gaithersburg, Maryland under one lease that has a term that expires in 2030 unless renewed. The lease agreement contains rent escalation, rent abatement clauses, tenant improvement allowances, and optional renewal clauses. The lease agreement also includes variable lease payments, which are primarily related to common area maintenance and utility charges. The Company also has short-term operating leases with a term of one year or less.

As of March 31, 2022, the Company had operating lease ROU assets of $3.2 million, current operating lease liabilities of $0.4 million, and non-current operating lease liabilities of $4.8 million. The Company used a discount rate of 8.2% in measuring operating lease liabilities. The remaining lease term was 7.8 years as of March 31, 2022.

The Company's total operating lease costs were as follows (in thousands):

Three Months Ended March 31, 2022
Operating lease costs	$163
Short-term lease costs	377
Variable lease costs	14
$554

As of March 31, 2022, future minimum operating lease payments were as follows (in thousands):

Through December 31, 2022	$555
2023	851
2024	872
2025	894
2026	916
2027	939
Thereafter	2,033
Total operating lease payments	7,060
Less: imputed interest	(1,846)
Present value of total operating lease liabilities	$5,214

Supplemental cash flow information related to operating leases is as follows (in thousands):

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$206
ROU assets obtained in exchange for operating lease liabilities	3,308

10. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

Redeemable Convertible Preferred Stock

In connection with the Company's IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into shares of common stock at the applicable conversion ratio then in effect. The Company's outstanding shares of preferred stock were converted into 24,785,564 shares of common stock.

Preferred Stock

Subsequent to the IPO, the Company's board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms, and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in our control or other corporate action.

Common Stock

In addition to the shares of common stock issued and outstanding in connection with the IPO and the subsequent private placement, total shares of common stock issued and outstanding includes shares issued to employees pursuant to the exercise of vested stock options as well as the vesting of early exercised stock options. In order to execute the early exercises, the employees signed a Restricted Stock Purchase Agreement (RSPA) granting the Company, in the case of termination of employment, the rights to repurchase all of the unvested shares at the price paid by the employee for such shares. Based on the share repurchase rights outlined in the RSPA, the Company recorded the proceeds from the early exercises as a liability on the balance sheet.

All shares that were early exercised by the employees of the Company are considered legally issued. However, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	March 31, 2022	December 31, 2021
Total shares of common stock legally issued and outstanding	35,736,584	544,967
Less: unvested early exercised shares of common stock	(17,820)	(757)
Total shares issued and outstanding	35,718,764	544,210

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company through March 31, 2022.

In the event of any liquidation or dissolution of the Company, the holders of common stock are entitled to the assets of the Company legally available for distribution.

11. Share-Based Compensation

The Company’s 2017 Equity Incentive Plan (the 2017 Plan) provided for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, to the Company's employees, directors, and consultants. The 2017 Plan terminated one business day prior to effectiveness of the 2022 Equity Incentive Plan (the 2022 Plan) with respect to the grant of future awards. The 2022 Plan became effective on February 3, 2022 and provides for the grant of incentive stock options to the Company's employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), and performance awards to the Company's employees, directors, and consultants.

The aggregate number of shares of common stock that may be issued pursuant to equity awards under the 2022 Plan is 4,296,875 shares, plus shares subject to awards granted under the 2017 Plan that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300 shares). The number of shares of common stock reserved for issuance under the 2022 Plan shall be cumulatively increased on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year and ending on the ten year anniversary of the date the Company’s board of directors approves the 2022 Plan equal to the least of 4,296,875 shares, 5% of the total number of shares of common stock outstanding as of the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the administrator of the 2022 Plan.

Share-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$3,030	$757
Restricted stock units	696	—
Restricted stock units - executive officer	755	—
Total share-based compensation expense	$4,481	$757

The Company recognized $4.5 million in share-based compensation expense during the three months ended March 31, 2022, of which $1.3 million was included in research and development and $3.2 million was included in general and administrative in the accompanying condensed consolidated statements of operations. The Company recognized $0.8 million in share-based compensation expense during the three months ended March 31, 2021, of which $0.2 million was included in research and development and $0.6 million was included in general and administrative in the accompanying condensed consolidated statements of operations.

Stock Options

Stock options granted under the 2017 Plan and the 2022 Plan vest over three or four years and expire after 10 years. The Company uses the Black Scholes option pricing model to determine the grant date fair value of stock options.

A summary of stock option activity for awards under the 2017 Plan and the 2022 Plan is presented below:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2022	5,598,830	$5.36	8.9	$7,349
Granted	2,829,435	14.87
Forfeited	(3,504)	11.38
Exercised	(311,172)	1.35
Outstanding as of March 31, 2022	8,113,589	$8.83	9.1	$44,630
Exercisable as of March 31, 2022	1,767,303	$4.83	8.1	$16,304

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of March 31, 2022.

Restricted Stock Units

RSUs granted under the 2022 Plan generally vest annually over three years. The Company uses the market price of the Company’s common shares on the date of grant to determine the fair value of RSUs.

A summary of RSU activity for awards under the 2022 Plan is presented below:

	Number of Shares	Weighted Average Grate Date Fair Value
Outstanding as of January 1, 2022	—	$—
Granted	703,329	15.00
Vested	—	—
Forfeited	(666)	15.00
Outstanding as of March 31, 2022	702,663	$15.00

Restricted Stock Units - Executive Officer

In June 2021, the Company granted 952,804 RSUs to an executive officer subject to service, performance, and market conditions. In December 2021, the Company added alternative performance conditions for vesting of the same RSUs (the RSU Award). These additional performance conditions provided alternative paths to vesting and the original award from June 2021 and its vesting conditions remained the same, i.e., the original award was not modified.

Each RSU granted in the RSU Award entitles the recipient to one share of common stock upon vesting subject to the service, performance, and market conditions. All 952,804 RSUs were outstanding as of March 31, 2022 and December 31, 2021 and no RSUs were vested or exercisable as of March 31, 2022 or December 31, 2021.

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

Upon completion of the IPO in February 2022, the performance condition of the RSU Award was satisfied and the Company began recognizing share-based compensation expense on an accelerated attribution basis over the anticipated service period (10 years) and based on the fair value (aggregate $10.3 million) according to the IPO scenario as no other performance condition was deemed probable at the time of the IPO. The Company recognized $0.8 million in share-based compensation expense related to this RSU Award during the three months ended March 31, 2022.

12. Net Loss Per Share Attributable to Common Stockholders

The Company’s potentially dilutive securities include options to purchase common stock, unvested shares of restricted common stock, and redeemable convertible preferred stock. The Company's potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	March 31,
	2022	2021
Redeemable convertible preferred stock	—	22,359,669
Options to purchase common stock	8,113,589	2,871,594
Unvested shares of restricted common stock from early exercises	17,820	34,647
Restricted stock units	702,663	—
Restricted stock units - executive officer	952,804	—
Total	9,786,876	25,265,910

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties and assumptions. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A, Risk Factors for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a clinical-stage biotechnology company reimagining cell therapy through the development of innovative immunotherapies for patients with cancer and other incurable diseases. We believe cell therapies are one of the forward pillars of medicine and our mission is to advance humanity by engineering cell therapies that are safer, more effective and more broadly accessible. Though cell therapies have shown benefits to date, cell therapies have historically been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional Chimeric Antigen Receptor T-cells (CAR-Ts). Existing cell therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can overcome these limitations by engineering a new class of D-Domain powered autologous and allogeneic CAR-Ts, including classical single infusion CAR-Ts called ddCARs and dosable and controllable universal CAR-Ts called ARC-SparX, to address hematologic cancers, solid tumors, or indications outside of oncology such as autoimmune diseases. We recently announced positive preliminary results for the first 24 patients dosed in our ongoing Phase 1 clinical trial of CART-ddBCMA, our lead ddCAR product candidate, for treatment of relapsed or refractory (r/r) Multiple Myeloma (MM), that demonstrate that D-Domains can potentially provide meaningful clinical benefits. We plan to initiate additional trials with CART-ddBCMA including iMMagine, our Phase 2 pivotal trial in r/r MM, in late 2022, as well as expansion studies to earlier lines of therapy. We are also advancing our novel ARC-SparX programs, ACLX-001 in r/r MM and ACLX-002 and ACLX-003 in r/r acute myeloid leukemia (AML) and high risk myelodysplastic syndrome (MDS). We initiated Phase 1 clinical trials for ACLX-001 during the second quarter of 2022 and plan to initiate Phase 1 clinical trials for ACLX-002 in 2022 and ACLX-003 in 2024. We are also exploring indications in solid tumors, as well as integrating AI-powered discovery and computational tools to expand the applicability of our platforms.

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $32.4 million and $11.3 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, we had an accumulated deficit of $162.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•
Expand the clinical program for CART-ddBCMA to include expanded enrollment of the Phase 1 clinical trial, the initiation of the planned Phase 2 pivotal trial, and subsequent clinical trials focused on earlier lines of therapy;
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
•
Obtain, maintain, expand and protect our intellectual property portfolio; and
•
Incur costs associated with being a public company, including legal, accounting and auditing, investor relations, and compliance.

As a result, we will continue to require substantial additional funding to develop our product candidates and our platforms and to support our continuing operations. Our ability to generate product revenue will depend on the successful development, regulatory approval, and eventual commercialization of one or more of our product candidates. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances, and licensing arrangements. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, or financial condition, and could force us to delay, reduce or eliminate our product development or future commercialization efforts. We may also be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

To date, we have not had any products approved for sale and have not generated any revenue from product sales and we have accumulated significant losses. Since our formation in December 2014 through February 2022, we funded our operations primarily with an aggregate of $234.8 million in gross cash proceeds from the sale and issuance of redeemable convertible preferred stock and convertible promissory notes. On February 8, 2022, we completed our IPO, in which we sold an aggregate of 9,487,500 shares of our common stock, which includes the exercise in full of the underwriters’ option to purchase 1,237,500 additional shares of its common stock, at a public offering price of $15.00 per share. We received net proceeds of approximately $127.3 million after deducting underwriting discounts and commissions and offering expenses paid by us. In addition, on March 4, 2022, we issued and sold an aggregate of 590,318 shares of common stock in a private placement at a price of $16.94 per share for an aggregate purchase price of $10.0 million.

As of March 31, 2022, we had cash and cash equivalents and marketable securities of $210.9 million. Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and marketable securities are adequate to fund operations into the second half of 2023.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic continues to present public health and economic challenges around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures, and other public health safety measures. Although to date, our business has not been materially impacted by COVID-19, it is possible that our clinical development timelines could be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition, and results of operations. See Part II, Item 1A, Risk Factors, for additional discussion of the potential adverse impact of the COVID-19 pandemic.

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

Operating Expenses

Research and Development Expenses

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal costs incurred in connection with our CART-ddBCMA program, the development of our ARC-SparX product candidates, and the ongoing discovery and development efforts for additional product candidates.

External expenses include:

•
Payments to third parties in connection with the clinical development of our product candidates, including contract research organizations (CROs) and consultants;
•
The cost of manufacturing products for use in our preclinical studies and clinical trials, including payments to contract manufacturing organizations (CMOs) and consultants;
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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$24,401	$8,521	$15,880
General and administrative	8,034	2,761	5,273
Total operating expenses	32,435	11,282	21,153
Loss from operations	(32,435)	(11,282)	(21,153)
Other income, net	50	1	49
Net loss	$(32,385)	$(11,281)	$(21,104)

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
External costs:
CART-ddBCMA	$14,414	$1,739	$12,675
Preclinical and discovery costs	5,388	4,295	1,093
Total external costs	19,802	6,034	13,768
Internal costs	4,599	2,487	2,112
Total research and development expenses	$24,401	$8,521	$15,880

Research and development expenses were $24.4 million for the three months ended March 31, 2022 compared to $8.5 million for the three months ended March 31, 2021, an increase of $15.9 million. This increase in research and development expenses was driven by $12.7 million of higher external costs associated with our CART-ddBCMA clinical trial and $1.1 million of higher external costs related to preclinical development of our other product candidates. Additionally, our internal costs reflect an increase of $2.1 million in personnel costs principally related to the addition of research and development and clinical employees.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the three months ended March 31, 2022 compared to $2.8 million for the three months ended March 31, 2021, an increase of $5.2 million. This increase was driven by an increase of $3.2 million in personnel related costs due to an increase in headcount, $1.3 million in professional fees related to consulting and accounting and audit services, and $0.7 million in other expenses.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations. Our net losses were $32.4 million and $11.3 million for the three months ended March 31, 2022 and 2021, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2022, we had an accumulated deficit of $162.5 million. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $210.9 million.

In the first quarter of 2022, we received approximately $127.3 million and $10.0 million, respectively, in net cash proceeds from our IPO and a private placement subsequent to the IPO. Prior to the IPO, we have historically financed our operations primarily through the sale of redeemable convertible preferred stock and convertible promissory notes totaling $234.8 million in gross cash proceeds. Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and marketable securities together with the net cash proceeds from our IPO and the private placement subsequent to the IPO are adequate to fund operations into the second half of 2023.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(32,586)	$(9,507)
Net cash used in investing activities	(10,643)	(1,066)
Net cash provided by financing activities	139,556	81,628
Net increase in cash, cash equivalents, and restricted cash	$96,327	$71,055

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 of $32.6 million was primarily attributable to our net loss of $32.4 million and net changes in operating assets and liabilities of $5.3 million, partially offset by non-cash charges for depreciation and amortization of property and equipment, amortization of premiums and discounts on marketable securities, and share-based compensation in total of $5.1 million.

Net cash used in operating activities during the three months ended March 31, 2021 of $9.5 million was primarily attributable to our net loss of $11.3 million, partially offset by non-cash charges for depreciation of property and equipment and share-based compensation in total of $1.0 million and net changes in operating assets and liabilities of $0.8 million.

Investing Activities

Net cash used in investing activities of $10.6 million during the three months ended March 31, 2022 was attributable to $10.1 million in net purchases of marketable securities and $0.5 million of purchases of lab equipment.

Net cash used in investing activities of $1.1 million during the three months ended March 31, 2021 was attributable to purchases of lab equipment.

Financing Activities

Net cash provided by financing activities of $139.6 million during the three months ended March 31, 2022 was primarily attributable to net proceeds of $129.2 million from the issuance of common stock as part of our IPO, net proceeds of $10.0 million from the issuance of common stock as part of a private placement, and proceeds of $0.4 million from the exercise of stock options.

Net cash provided by financing activities of $81.6 million during the three months ended March 31, 2021 was primarily attributable to net proceeds of $81.8 million from the sale of shares of our Series C redeemable convertible preferred stock.

Contractual Obligations and Contingencies

We lease certain office and laboratory space in Gaithersburg, Maryland under a non-cancelable operating lease that has a term that expires in 2030 unless renewed. Rent expense is recorded on a straight-line basis over the term of the lease. The total future undiscounted minimum lease payments are $7.1 million related to our operating leases as of March 31, 2022.

In September 2021, we entered into a manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product CART-ddBCMA (the Lonza Agreement), whereby Lonza agreed to perform certain process and analytical development activities and to collaborate with the Company to develop a statement of work setting forth certain technology transfer and cGMP manufacturing activities relating to CART-ddBCMA. In February 2022, and pursuant to the Lonza Agreement, we entered into a statement of work (Lonza SOW) for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. The Lonza SOW expires December 31, 2024, unless earlier terminated by either party or unless extended due to certain delays or suspensions or by mutual agreement. The Lonza SOW is non-cancellable for the first six months of the term and carries minimum non-cancellable costs including upfront payments, milestone fees, and fixed monthly payments during the related period. Subsequent to the non-cancellable period, we may terminate the arrangement for any reason upon 12 months’ prior notification to Lonza. As of March 31, 2022, our minimum non-cancellable costs payable to Lonza was approximately $40.6 million.

In addition to the arrangement with Lonza, we have entered into other contracts in the normal course of business with CROs, CMOs, and other third parties for preclinical research studies and testing, clinical trials, and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. For such contracts, payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. We have also entered into agreements with certain vendors for the provision of goods and services, which include manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. In addition, certain agreements with our CMOs and third-party vendors contain development and commercial milestone payments and low single-digit royalties on worldwide net sales for certain products we sell that incorporate certain goods provided by our manufacturers and suppliers. Certain of these agreements contain development milestones of up to $18.7 million in the aggregate and commercial milestones of up to $52.0 million in the aggregate, along with royalty buyout provisions.

Critical Accounting Estimates

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or area reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022.

Additionally, our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2021 and in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Unless we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act, we will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years, or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

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

We are also a “smaller reporting company” because the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company in subsequent fiscal years if either (1) the market value of our stock held by non-affiliates is less than $250.0 million as of June 30 in the most recently completed fiscal year or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Additionally, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We have elected to take advantage of certain of the reduced disclosure and reporting requirements in this Quarterly Report on Form 10-Q. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Recent Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2021 and in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Interim Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Interim Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Our business and industry are subject to significant risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could seriously harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Risks Related to Our Limited Operating History, Financial Condition, and Capital Requirements

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $32.4 million for the three months ended March 31, 2022. As of March 31,

2022, we had an accumulated deficit of $162.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or Phase 1 clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all, especially in view of the widespread impact of the COVID-19 pandemic (as further described under Risks Related to Our Business). If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to decrease headcount and/or significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the foregoing events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Events that may prevent successful or timely completion of clinical development include:

•
Delays associated with the COVID-19 global pandemic, as further described under Risks Related to Our Business;
•
Delays in reaching a consensus with regulatory agencies on trial design;
•
Delays in reaching agreement on acceptable terms with prospective CROs, and clinical trial sites and obtaining required institutional review board (IRB), approval at each clinical trial site;
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

•
Inability to enroll, or delay in enrollment of, patients due to outbreaks and public health crises, such as the COVID-19 global pandemic, as further described under Risks Related to Our Business;
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

In addition, our business could be significantly adversely affected by other business disruptions to us or our third-party providers that could seriously harm our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, CMOs, and other contractors, consultants, and third parties could be subject to other global pandemics, other geopolitical uncertainty and instability (including Russia’s actions in Ukraine), earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $210.9 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since March 31, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

In addition, if we establish one or more collaborations, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q would also apply to the activities of any such future collaborators.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, etc., although we are unaware of any such defects that we believe are of material import.

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

In addition, the California Consumer Privacy Act (CCPA) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers a new right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. Additionally, California voters voted to approve the California Privacy Rights Act (CPRA) in November 2020, which modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA and CPRA may impact our business activities and increase our compliance costs and potential liability. Many similar privacy laws have been enacted or proposed at the federal level and in other states. For example, Virginia passed its Consumer Data Protection Act in March 2021, Colorado passed the Colorado Privacy Act in June 2021, and Utah passed the Utah Consumer Privacy Act in March 2022. Each of these differs from the CCPA and CPRA and becomes effective in 2023.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as recent furloughs or government shutdowns, may also increase the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including limited trading volume. In addition to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after lock-ups and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of March 1, 2022, we had 35,146,266 shares of common stock outstanding. This includes the 9,487,500 shares that were sold in our IPO, which may be resold in the public market immediately without restriction. Substantially all of the remaining outstanding shares of common stock are currently restricted from resale as a result of market standoff and lock-up agreements entered into in connection with our IPO. These shares will become available to be sold 181 days after the completion of our IPO. BofA Securities, Inc. and SVB Leerink LLC, as representatives of the underwriters of our initial public offering, however, may, in their discretion, permit our officers, directors, and other stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

From January 1, 2022 through March 31, 2022, we granted to our employees stock options to purchase an aggregate of 45,419 shares of our common stock under the 2017 Plan at a weighted-average exercise price of $6.66 per share and options to purchase an aggregate of 2,784,016 shares of our common stock under the 2022 Plan at a weighted-average exercise price of $15.00 per share.

From January 1, 2022 through March 31, 2022, we issued and sold to our employees an aggregate of 327,025 shares of common stock upon the exercise of stock options issued under the 2017 Plan at exercise prices ranging from $0.78 to $6.28 per share, for an aggregate exercise price of $0.4 million.

On March 4, 2022, we issued and sold an aggregate of 590,318 shares of our common stock in a private placement to one accredited investor at a price of $16.94 per share for an aggregate purchase price of $10.0 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the shares issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds from Public Offering of Common Stock

On February 8, 2022, we closed our IPO, in which we issued and sold 9,487,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,237,500 additional shares of common stock, at a public offering price of $15.00 per share. We received net proceeds of $127.3 million, after deducting underwriting discounts and commissions and other offering expenses paid by us of approximately $15.0 million. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1 (Registration No. 333-262191), which was declared effective by the SEC on February 3, 2022. BofA Securities, Inc., SVB Securities LLC, Barclays Capital Inc. and William Blair & Company, L.L.C. acted as representatives of the several underwriters of the IPO. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on February 7, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1	3.2	1/14/2022
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	3.4	1/14/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.	S-1/A	4.2	1/31/2022
10.1+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	10.1	1/14/2022
10.2+	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	10.2	1/14/2022
10.3+	2022 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.3	1/31/2022
10.4+	2022 Employee Stock Purchase Plan	S-1/A	10.4	1/31/2022
10.5+	Employee Incentive Compensation Plan.	S-1	10.6	1/14/2022
10.6+	Outside Director Compensation Policy.	S-1	10.12	1/14/2022
10.7+	Confirmatory Employment Letter between the Registrant and Rami Elghandour.	S-1/A	10.9	1/31/2022
10.8+	Confirmatory Employment Letter between the Registrant and Christopher Heery, M.D.	S-1/A	10.10	1/31/2022
10.9+	Confirmatory Employment Letter between the Registrant and Neeraj Teotia.	S-1/A	10.11	1/31/2022
10.10+#	Consulting Agreement between the Registrant and Danforth Advisors, LLC dated January 7, 2022.	S-1	10.14	1/14/2022
10.11+	Transition Agreement and Release between the Registrant and David Hilbert, Ph.D., dated January 7, 2022.	S-1	10.15	1/14/2022
10.12+	Form of Executive Change in Control and Severance Agreement.	S-1	10.5	1/14/2022
10.13*#	Master Services Agreement between Registrant and Lonza Houston, Inc., dated September 2, 2021.
10.14*#	Statement of Work A-1 between Registrant and Lonza Houston, Inc. dated February 16, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†

Certification of Principal Executive Officer Pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†

Certification of Principal Financial Officer Pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

# Portions of this exhibit have been redacted in compliance with to Item 601(b)(10) of Regulation S-K.

+ Indicated management contract or compensatory plan.

† The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arcellx, Inc.

Date: May 12, 2022	By:	/s/ Lance Thibault, C.P.A.
Lance Thibault, C.P.A.
Interim Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of the registrant)