Form 10-Q
period 2022-06-30
Arcellx, Inc.
filed 2022-08-16
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 43,819,246 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2022 and 2021	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months and Six Months Ended June 30, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3.	Defaults Upon Senior Securities	81
Item 4.	Mine Safety Disclosures	81
Item 5.	Other Information	81
Item 6.	Exhibits	82
Signature		83

“Arcellx,” “we,” “us,” “our,” or “the Company” as used in this Quarterly Report on Form 10-Q refer to Arcellx, Inc. and, where appropriate, our subsidiary, Subdomain, LLC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
the impact of the ongoing COVID-19 pandemic or other related disruptions on our business;
•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other favorable results;
•
our plans relating to the clinical development of our product candidates, including the disease areas to be evaluated;
•
the timing, progress, and results of preclinical studies and clinical trials for our programs and product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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
•
our financial performance;
•
the sufficiency of our existing cash and cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•
our anticipated use of our existing resources.

Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about the business and future financial results of the pharmaceutical industry, and other legal, regulatory, and economic developments. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue,” “likely,” and similar expressions (including their use in the negative) intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. Actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including, but not limited to, those described in Part II, Item 1A (Risk Factors) of this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$164,540	$30,833
Marketable securities	142,446	73,784
Prepaid expenses and other current assets	18,761	8,192
Total current assets	325,747	112,809
Restricted cash	2,501	199
Property and equipment, net	9,660	10,318
Operating lease right-of-use assets	27,449	—
Deferred offering costs	—	3,172
Prepaid research and development expenses and other long-term assets	9,969	2,284
Total assets	$375,326	$128,782
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,556	$1,333
Accrued liabilities	22,059	13,180
Operating lease liabilities, current portion	2,313	—
Deferred rent, current portion	—	183
Other current liabilities	125	149
Total current liabilities	32,053	14,845
Operating lease liabilities, net of current portion	27,200	—
Deferred rent, net of current portion	—	1,895
Other long-term liabilities	117	178
Total liabilities	59,370	16,918
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of June 30, 2022; 29,795,227 shares authorized and 5,413,272 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $29,795 as of June 30, 2022 and December 31, 2021, respectively	—	28,894
Series B redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of June 30, 2022; 49,402,623 shares authorized and 8,975,585 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $85,681 as of June 30, 2022 and December 31, 2021, respectively	—	85,367
Series C redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of June 30, 2022; 57,224,618 shares authorized and 10,396,707 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $120,000 as of June 30, 2022 and December 31, 2021, respectively	—	119,118
Total redeemable convertible preferred stock	—	233,379
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share; 200,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022; no shares authorized, issued or outstanding as of December 31, 2021	—	—
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 43,782,058 shares issued and outstanding as of June 30, 2022; 185,000,000 shares authorized and 544,210 shares issued and outstanding as of December 31, 2021	44	1
Additional paid-in capital	510,761	8,615
Accumulated other comprehensive loss	(262)	(20)
Accumulated deficit	(194,587)	(130,111)
Total stockholders’ equity (deficit)	315,956	(121,515)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$375,326	$128,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	23,402	12,643	47,802	21,164
General and administrative	9,207	3,285	17,241	6,046
Total operating expenses	32,609	15,928	65,043	27,210
Loss from operations	(32,609)	(15,928)	(65,043)	(27,210)
Other income, net	518	1	567	2
Net loss	(32,091)	(15,927)	(64,476)	(27,208)
Other comprehensive loss:
Unrealized loss on marketable securities	218	—	242	—
Comprehensive loss	$(32,309)	$(15,927)	$(64,718)	$(27,208)
Net loss per share attributable to common stockholders—basic and diluted	$(0.88)	$(36.42)	$(2.24)	$(70.20)
Weighted-average common shares outstanding—basic and diluted	36,609,772	437,258	28,729,029	387,556

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED jUNE 30, 2022

(unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity (Deficit)
Balance as of December 31, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)
Issuance of common stock (initial public offering), net of transaction costs of $15,029	—	—	—	—	—	—	9,487,500	9	127,274	—	—	127,283
Issuance of common stock (private placement), net of transaction costs of $42	—	—	—	—	—	—	590,318	1	9,957	—	—	9,958
Conversion of preferred stock to common stock	(5,413,272)	(28,894)	(8,975,585)	(85,367)	(10,396,707)	(119,118)	24,785,564	25	233,354	—	—	233,379
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	24,889	—	107	—	—	107
Exercise of stock options	—	—	—	—	—	—	286,283	—	307	—	—	307
Share-based compensation	—	—	—	—	—	—	—	—	4,481	—	—	4,481
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	—	—	—	—	(32,385)	—	(32,385)
Balance as of March 31, 2022	—	$—	—	$—	—	$—	35,718,764	$36	$384,095	$(162,496)	$(44)	$221,591
Issuance of common stock (follow-on offering), net of transaction costs of $8,081	—	—	—	—	—	—	8,050,000	8	120,711	—	—	120,719
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	13,294	—	11	—	—	11
Share-based compensation	—	—	—	—	—	—	—	—	5,944	—	—	5,944
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	(218)	(218)
Net loss	—	—	—	—	—	—	—	—	—	(32,091)	—	(32,091)
Balance as of June 30, 2022	—	$—	—	$—	—	$—	43,782,058	$44	$510,761	$(194,587)	$(262)	$315,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED jUNE 30, 2021

(unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock							Stockholders’ Deficit
	Series A		Series B		Series C			Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription Receivable	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
Balance as of December 31, 2020	5,413,272	$28,894	8,975,585	$85,367	—	$—	$—	333,658	$1	$1,421	$(65,142)	$—	$(63,720)
Issuance of Series C redeemable convertible preferred stock, net of transaction costs of $814	—	—	—	—	7,970,812	91,186	(10,000)	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	—	7,173	—	5	—	—	5
Exercise of stock options	—	—	—	—	—	—	—	7,522	—	7	—	—	7
Share-based compensation	—	—	—	—	—	—	—	—	—	757	—		757
Net loss	—	—	—	—	—	—	—	—	—	—	(11,281)	—	(11,281)
Balance as of March 31, 2021	5,413,272	$28,894	8,975,585	$85,367	7,970,812	$91,186	$(10,000)	348,353	$1	$2,190	$(76,423)	$—	$(74,232)
Issuance of Series C redeemable convertible preferred stock	—	—	—	—	2,425,895	27,932	10,000	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	—	3,264	—	2	—	—	2
Exercise of stock options	—	—	—	—	—	—	—	101,573	—	175	—	—	175
Share-based compensation	—	—	—	—	—	—	—	—	—	1,235	—		1,235
Net loss	—	—	—	—	—	—	—	—	—	—	(15,927)	—	(15,927)
Balance as of June 30, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	$—	453,190	$1	$3,602	$(92,350)	$—	$(88,747)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(64,476)	$(27,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565	457
Noncash operating lease expense	272	—
Amortization of premiums and discounts on marketable securities	38	—
Share-based compensation	10,425	1,992
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(17,833)	(574)
Accounts payable and other current liabilities	5,667	1,000
Accrued liabilities	10,063	3,812
Operating lease liabilities	145	—
Deferred rent	—	53
Net cash used in operating activities	(55,134)	(20,468)

Cash flows from investing activities
Purchases of property and equipment	(616)	(1,246)
Purchases of marketable securities	(119,374)	—
Proceeds from maturities of marketable securities	50,114	—
Net cash used in investing activities	(69,876)	(1,246)

Cash flows from financing activities
Proceeds from issuance of common stock (initial public offering), net of transactions costs	129,156	—
Proceeds from issuance of common stock (private placement), net of transactions costs	9,958	—
Proceeds from issuance of common stock (follow-on offering), net of transactions costs	121,535	—
Proceeds from issuance of Series C redeemable convertible preferred stock, net of transaction costs	—	119,118
Proceeds from exercise of stock options	429	182
Payments for repurchase of restricted stock	—	(24)
Payments under finance leases	(59)	(330)
Payments of deferred offering costs	—	(43)
Net cash provided by financing activities	261,019	118,903

Net increase in cash and cash equivalents and restricted cash	136,009	97,189
Cash and cash equivalents and restricted cash, beginning of the year	31,032	46,795
Cash and cash equivalents and restricted cash, end of the period	$167,041	$143,984

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$35	$32
Deferred offering costs included in accounts payable and accrued liabilities	$816	$—

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

On June 21, 2022, the Company closed its follow-on public offering of 8,050,000 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 1,050,000 additional shares of its common stock, at a public offering price of $16.00 per share. The Company received net proceeds of $120.7 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company of approximately $8.1 million.

Liquidity

The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future as it continues development of drug candidates, including preclinical and clinical testing and regulatory approval prior to commercialization. The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Even if drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 24, 2022.

In our management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2022 and December 31, 2021, our condensed consolidated statements of operations and comprehensive loss for the three- and six-month periods ended June 2022 and 2021, our condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three- and six-month periods ended June 30, 2022 and 2021, and our statements of condensed consolidated cash flows for the six-month periods ended June 30, 2022 and 2021. Interim results are not necessarily indicative of results for an entire year.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the Company’s Annual Report on Form 10-K during the six months ended June 30, 2022, except for the adoption of the new lease accounting standard effective January 1, 2022, as discussed below.

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, Leases (Topic 842). Topic 842 increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The Company adopted the new standard effective January 1, 2022, electing to use the package of practical expedients permitted under the transition guidance which allows for the carry forward of historical lease classification for existing leases on the adoption date and does not require the assessment of existing lease contracts to determine whether the contracts contain a lease or initial direct costs. The Company also elected the practical expedient to not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for leases associated with office and laboratory space, manufacturing facilities, and equipment. Prior periods were not retrospectively adjusted.

The adoption of this standard resulted in the recognition of operating lease right-of-use (ROU) assets in the amount of $3.3 million and operating lease liabilities in the amount of $5.4 million on the consolidated balance sheet, with a $2.1 million reclassification of deferred rent and tenant improvement allowances. There was no cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. The adoption of this standard did not have an impact on the consolidated statements of operations or cash flows on the effective date.

The Company leases office and laboratory space and equipment. In addition, the Company enters into manufacturing supply agreements with contract manufacturing organizations (CMO) and contract development and manufacturing organizations (CDMO) to manufacture clinical product candidate materials. Such agreements may include an embedded lease due to the exclusive use of identified manufacturing facilities and equipment that are controlled by the Company and for which the Company obtains substantially all the output. The evaluation of leases that are embedded in the Company’s CMO and CDMO agreements is complex and requires judgment. If a lease arrangement is determined to exist with a lease term of more than 12 months at the lease commencement date, an ROU asset and corresponding lease liability are recorded on the consolidated balance sheet at the lease commencement date based on the present value of fixed lease payments over the lease term. The lease commencement date, defined as the date on which the lessor makes the underlying asset available for use by the lessee and the date from which the Company is required to recognize lease expenses, may be different from the inception date of the contract.

An ROU asset represents the right to control the use of an identified asset over the lease term and a lease liability represents the obligation to make lease payments arising from the lease. The Company uses the discount rate implicit in the lease, if available, or its incremental borrowing rate on the lease commencement date to determine the present value of lease payments. The lease terms used to calculate the ROU assets and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company expenses ROU assets acquired for research and development activities under Accounting Standards Codification (ASC) Topic 730, Research and Development, if they do not have an alternative future use, in research and development projects or otherwise.

Leases are classified as either operating or finance leases based on the economic substance of the agreement. For operating leases, the Company recognizes lease expense related to fixed payments on a straight-line basis over the lease term. For finance leases, the Company recognizes the amortization of the ROU asset over the shorter of the lease term or useful life of the underlying asset. Interest accretion on the finance lease liabilities is recorded as interest expense. For both operating and finance leases, lease expense related to variable payments is recognized as incurred based on performance or usage in accordance with the contractual agreements. For short-term lease arrangements with a term of one year or less, the Company has elected to recognize the related lease payments on a straight-line basis over the lease term without recording related ROU assets and lease liabilities.

The Company uses significant assumptions and judgment in evaluating its lease contracts and other agreements, including the determination of whether an agreement is or contains a lease, whether a change in the terms and conditions of a lease contract represent a new or modified lease, whether a lease represents an operating or finance lease, the discount rate used to determine the present value of lease obligations, and the term of a lease embedded in its manufacturing supply agreements.

3. Restricted Cash

The Company is required to maintain cash collateral on deposit in segregated money market bank accounts, as a condition of its lease agreements. The bank may restrict withdrawals or transfers by, or on behalf of, the Company. The required restricted cash reserve totaled $2.5 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively. This amount is presented as restricted cash on the accompanying consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheets to the statements of cash flows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$164,540	$143,785
Restricted cash	2,501	199
Total	$167,041	$143,984

4. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$153,349	$—	$—
Money market fund (long-term restricted cash)	2,501	—	—
Marketable securities:
Commercial paper	—	73,891	—
Corporate debt	—	21,728	—
U.S. government agency	—	46,827	—
Total assets measured at fair value	$155,850	$142,446	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$26,472	$—	$—
Money market fund (long-term restricted cash)	199	—	—
Marketable securities:(1)
Commercial paper	—	43,969	—
Corporate debt	—	17,072	—
U.S. government agency	—	5,053	—
Asset-backed securities	—	7,690	—
Total assets measured at fair value	$26,671	$73,784	$—

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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the six months ended June 30, 2022 or the year ended December 31, 2021.

5. Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$73,892	$—	$—	$73,892
Corporate debt	21,765	—	(37)	21,728
U.S. government agency	47,051	—	(225)	46,826
Total	$142,708	$—	$(262)	$142,446

	December 31, 2021(1)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$43,969	$—	$—	$43,969
Corporate debt	17,084	—	(12)	17,072
U.S. government agency	5,056	—	(3)	5,053
Asset-backed securities	7,695	—	(5)	7,690
Total	$73,804	$—	$(20)	$73,784

(1) These items have been reclassified to conform to current period presentation.

All of the Company’s available-for-sale debt marketable securities held as of June 30, 2022 had contractual maturities of less than one year. The Company had 15 securities in an unrealized loss position with an aggregate related fair value of $64.1 million as of June 30, 2022. All securities in an unrealized loss position as of June 30, 2022 had been in a loss position for less than 12 months. Unrealized losses on available-for-sale marketable securities as of June 30, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the six months ended June 30, 2022. The Company does not intend to sell these securities or expect to be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid research and development costs	$15,570	$6,143
Other prepaid expense and current assets	3,191	2,049
Total prepaid expenses and other current assets	$18,761	$8,192

7. Commitments

Pursuant to the manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product CART-ddBCMA (Lonza Agreement), the Company entered into a statement of work with Lonza (Lonza SOW) in February 2022, for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. The term of the Lonza SOW expires December 31, 2024, unless earlier terminated by either party or unless extended due to certain delays or suspensions or by mutual agreement. The Lonza SOW is non-cancellable for the first six months of the term and carries minimum non-cancellable costs including upfront payments, milestone fees, and fixed monthly payments during the related period. Subsequent to the non-cancellable period, the Company may terminate the arrangement for any reason upon 12 months prior notification to Lonza. As of June 30, 2022, the Company’s minimum non-cancellable costs payable to Lonza was approximately $38.9 million. Variable costs under this arrangement include materials, external testing, and other services. The Company paid $2.8 million and $10.9 million under this arrangement during the three and six months ended June 30, 2022.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Research and development accrued expenses	$18,617	$6,626
Accrued offering costs	149	1,301
Accrued bonus	1,636	3,429
Other liabilities	1,657	1,824
Total accrued liabilities	$22,059	$13,180

9. Leases

In May 2022, the Company entered into a new operating lease agreement for 51,822 square feet of office and laboratory space in Redwood City, California for a term of approximately 11.7 years with total undiscounted minimum lease payments of approximately $56.5 million. The Redwood City lease contains annual rent escalation and rent abatement clauses as well as an allowance of approximately $9.8 million for tenant improvements. The Redwood City lease is subject to an option to extend the lease term for a period of five years. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option. The Company consulted a qualified third-party valuation specialist and determined an incremental borrowing rate of 8.5% to be used as the discount rate of for measuring the related operating lease liabilities.

The Company also leases office and laboratory space in Gaithersburg, Maryland that has a term that expires in 2030 unless renewed. This operating lease agreement contains rent escalation, rent abatement clauses, tenant improvement allowances, and optional renewal clauses. Both Redwood City and Gaithersburg leases include variable lease payments, which are primarily related to common area maintenance and utility charges. The Company also has short-term operating leases with a term of one year or less.

The Lonza SOW contains an embedded lease as the Company has the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the manufacturing arrangement. The commencement date of the embedded lease is expected to be in the second half of 2022.

For the Company’s operating leases, the weighted-average remaining lease term was 11.0 years and the weighted-average discount rate was 8.5% as of June 30, 2022.

The Company's total operating lease costs were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease costs	$664	$827
Short-term lease costs	380	757
Variable lease costs	152	166
	$1,196	$1,750

As of June 30, 2022, future minimum operating lease payments were as follows (in thousands):

Through December 31, 2022	$899
2023	3,075
2024	5,073
2025	5,618
2026	5,806
2027	6,000
Thereafter	36,868
Total operating lease payments	63,339
Less:
Tenant improvement incentive	(9,846)
Imputed interest	(23,980)
Present value of total operating lease liabilities	$29,513

Supplemental cash flow information related to operating leases is as follows (in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$773
ROU assets obtained in exchange for operating lease liabilities	27,722

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

Common Stock

In addition to the shares of common stock issued and outstanding in connection with the IPO, the subsequent private placement, and the follow-on public offering, total shares of common stock issued and outstanding includes shares issued to employees pursuant to the exercise of vested stock options as well as the vesting of early exercised stock options. In order to execute the early exercises, the employees signed a Restricted Stock Purchase Agreement (RSPA) granting the Company, in the case of termination of employment, the rights to repurchase all of the unvested shares at the price paid by the employee for such shares. Based on the share repurchase rights outlined in the RSPA, the Company recorded the proceeds from the early exercises as a liability on the balance sheet.

All shares that were early exercised by the employees of the Company are considered legally issued. However, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	June 30, 2022	December 31, 2021
Total shares of common stock legally issued and outstanding	43,786,584	544,967
Less: unvested early exercised shares of common stock	(4,526)	(757)
Total shares issued and outstanding	43,782,058	544,210

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company through June 30, 2022.

In the event of any liquidation or dissolution of the Company, the holders of common stock are entitled to the assets of the Company legally available for distribution.

11. Share-Based Compensation

The Company’s 2017 Equity Incentive Plan (the 2017 Plan) provided for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, and restricted stock awards to the Company's employees, directors, and consultants. The 2017 Plan terminated one business day prior to effectiveness of the 2022 Equity Incentive Plan (the 2022 Plan) with respect to the grant of future awards. The 2022 Plan became effective on February 3, 2022 and provides for the grant of incentive stock options to the Company's employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), and performance awards to the Company's employees, directors, and consultants.

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

Share-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$4,398	$1,235	$7,428	$1,992
Restricted stock units	948	—	1,645	—
Restricted stock units - executive officer	598	—	1,352	—
Total share-based compensation expense	$5,944	$1,235	$10,425	$1,992

The Company recognized $5.9 million in share-based compensation expense during the three months ended June 30, 2022, of which $2.4 million was included in research and development and $3.5 million was included in general and administrative in the accompanying condensed consolidated statements of operations. The Company recognized $1.2 million in share-based compensation expense during the three months ended June 30, 2021, of which $0.3 million was included in research and development and $0.9 million was included in general and administrative in the accompanying condensed consolidated statements of operations.

The Company recognized $10.4 million in share-based compensation expense during the six months ended June 30, 2022, of which $3.7 million was included in research and development and $6.7 million was included in general and administrative in the accompanying condensed consolidated statements of operations. The Company recognized $2.0 million in share-based compensation expense during the six months ended June 30, 2021, of which $0.5 million was included in research and development and $1.5 million was included in general and administrative in the accompanying condensed consolidated statements of operations.

Stock Options

Stock options granted under the 2017 Plan and the 2022 Plan vest over three or four years and expire after 10 years. The Company uses the Black Scholes option pricing model to determine the grant date fair value of stock options.

A summary of stock option activity for awards under the 2017 Plan and the 2022 Plan is presented below:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2022	5,598,830	$5.36	8.9	$7,349
Granted	3,048,158	14.54
Forfeited	(95,495)	9.94
Exercised	(324,467)	1.32
Outstanding as of June 30, 2022	8,227,026	$8.87	8.9	$75,703
Exercisable as of June 30, 2022	2,406,207	$5.74	8.1	$29,687
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of June 30, 2022.

Restricted Stock Units

RSUs granted under the 2022 Plan generally vest annually over three or four years. The Company uses the market price of the Company’s common shares on the date of grant to determine the fair value of RSUs.

A summary of RSU activity for awards under the 2022 Plan is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	—	$—
Granted	845,067	16.76
Vested	—	—
Forfeited	(16,663)	17.84
Outstanding as of June 30, 2022	828,404	$16.74

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

Each RSU granted in the RSU Award entitles the recipient to one share of common stock upon vesting subject to the service, performance, and market conditions. All 952,804 RSUs were outstanding as of June 30, 2022 and December 31, 2021 and no RSUs were vested as of June 30, 2022 and December 31, 2021.

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

The Company value on a Change in Control is measured on the date of the Change in Control and is the aggregate amount of deal consideration paid at the closing of a Change in Control by an acquirer for the Company shares of common stock in connection with such Change in Control (Change in Control Market Capitalization). Upon a Change in Control, (i) one-sixth of the RSU Award will vest if a minimum Change in Control Market Capitalization of $2.5 billion is achieved, (ii) all of the RSU Award will vest if a $5.0 billion Change in Control Market Capitalization is achieved, and (iii) a portion of the RSU Award will vest based on a straight-line interpolation if a Change in Control Market Capitalization of between $2.5 billion and $5.0 billion is achieved based on a straight-line interpolation.

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

Upon completion of the IPO in February 2022, the performance condition of the RSU Award was satisfied and the Company began recognizing share-based compensation expense on an accelerated attribution basis over the anticipated service period (10 years) and based on the fair value (aggregate $10.3 million) according to the IPO scenario as no other performance condition was deemed probable at the time of the IPO. The Company recognized $0.6 million and $1.4 million in share-based compensation expense related to this RSU Award during the three and six months ended June 30, 2022.

12. Net Loss Per Share Attributable to Common Stockholders

The Company’s potentially dilutive securities include options to purchase common stock, unvested shares of restricted common stock redeemable convertible preferred stock, restricted stock units, and restricted stock units - executive officer. The Company's potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Redeemable convertible preferred stock	—	24,785,564	—	24,785,564
Options to purchase common stock	8,227,026	5,082,541	8,227,026	5,082,541
Unvested shares of restricted common stock from early exercises	4,526	—	4,526	—
Restricted stock units	828,404	—	828,404	—
Restricted stock units - executive officer	952,804	952,804	952,804	952,804
Total	10,012,760	30,820,909	10,012,760	30,820,909

13. Subsequent Events

On July 14, 2022, the Company entered into an agreement to lease approximately 57,902 square feet of office and laboratory space in Rockville, Maryland, under a 12-year lease term. Initial annual base rent is $0.2 million per month subject to a 2.5% annual rent escalation and up to $15.0 million in tenant improvement allowances. The lease agreement also includes variable lease payments, which are primarily related to common area maintenance and utility charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a clinical-stage biotechnology company reimagining cell therapy through the development of innovative immunotherapies for patients with cancer and other incurable diseases. We believe cell therapies are one of the forward pillars of medicine and our mission is to advance humanity by engineering cell therapies that are safer, more effective and more broadly accessible. Though cell therapies have shown benefits to date, cell therapies have historically been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional Chimeric Antigen Receptor T-cells (CAR-Ts). Existing cell therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can overcome these limitations by engineering a new class of D-Domain powered autologous and allogeneic CAR-Ts, including classical single infusion CAR-Ts called ddCARs and dosable and controllable universal CAR-Ts called ARC-SparX, to address hematologic cancers, solid tumors, or indications outside of oncology such as autoimmune diseases. We recently announced positive preliminary results for the first 31 patients dosed in our ongoing Phase 1 clinical trial of CART-ddBCMA, our lead ddCAR product candidate, for treatment of relapsed or refractory (r/r) Multiple Myeloma (MM), which demonstrated that D-Domains can potentially provide meaningful clinical benefits. We plan to initiate additional trials with CART-ddBCMA, including iMMagine, our Phase 2 pivotal trial in r/r MM, in late 2022, as well as expansion studies to earlier lines of therapy. We are also advancing our novel ARC-SparX programs, ACLX-001 in r/r MM and ACLX-002 and ACLX-003 in r/r acute myeloid leukemia (AML) and high risk myelodysplastic syndrome (MDS). We initiated our Phase 1 clinical trial for ACLX-001 in the second quarter of 2022 and plan to initiate Phase 1 clinical trials for ACLX-002 in 2022 and for ACLX-003 in 2024. We are also exploring indications in solid tumors, as well as integrating AI-powered discovery and computational tools to expand the applicability of our platforms.

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $32.1 million and $15.9 million for the three months ended June 30, 2022 and 2021, respectively, and $64.5 million and $27.2 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, we had an accumulated deficit of $194.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•
Expand the clinical program for CART-ddBCMA to include expanded enrollment of the Phase 1 clinical trial, the initiation of the planned Phase 2 pivotal trial, and subsequent clinical trials focused on earlier lines of therapy;
•
Grow our supply and contract manufacturing infrastructure to support the continued development of CART-ddBCMA;
•
Initiate or continue to advance clinical trials to evaluate our lead ARC-SparX product candidates, ACLX-001, ACLX-002, and ACLX-003;
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

To date, we have not had any products approved for sale and have not generated any revenue from product sales and we have accumulated significant losses. In the first quarter of 2022, we received approximately $127.3 million and $10.0 million, respectively, in net cash proceeds from our IPO (described below) and a private placement subsequent to the IPO. Additionally, in the second quarter of 2022, we completed a follow-on public offering which raised approximately $120.7 million in net cash proceeds. Prior to the IPO, we financed our operations primarily through the sale of redeemable convertible preferred stock and convertible promissory notes totaling $234.8 million in gross cash proceeds.

As of June 30, 2022, we had cash and cash equivalents and marketable securities of $307.0 million. Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and marketable securities are adequate to fund operations for at least the next twelve months.

Our Initial Public Offering (IPO)

On February 8, 2022, we issued and sold 9,487,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,237,500 additional shares of common stock, at a public offering price of $15.00 per share. We received aggregate net proceeds of $127.3 million, after deducting underwriting discounts and commissions and other offering expenses paid by us of approximately $15.0 million.

Our Follow-On Public Offering

On June 21, 2022, we issued and sold 8,050,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,050,000 additional shares of common stock, at a public offering price of $16.00 per share. We received aggregate net proceeds of $120.7 million, after deducting underwriting discounts and commissions and other offering expenses paid by us of approximately $8.1 million.

Recent Developments

The following are recent developments to our business and clinical development of our most advanced candidates, CART-ddBCMA and ACLX-001, since our IPO in February 2022:

•
In February 2022, we entered into a statement of work with Lonza Houston, Inc. for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. See “Business—Lonza Manufacturing Services Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.
•
In March 2022, we issued and sold an aggregate of 590,318 shares of our common stock in a private placement to one accredited investor at a price of $16.94 per share for an aggregate purchase price of $10.0 million.
•
In May 2022, we announced dosing of our first patient in the Phase 1 clinical trial of ACLX-001 for the treatment of r/r MM.

•
In May 2022, we executed a new lease for office and laboratory space in Redwood City, CA, which commenced in the same month.
•
In May 2022, we announced the appointment of Olivia Ware as a member of our board of directors.
•
In May 2022, we announced the appointment of Michelle Gilson as our Chief Financial Officer.
•
In June 2022, we announced the appointment of Maryam Abdul-Kareem as our General Counsel.
•
In June 2022, at the American Society of Clinical Oncology (ASCO) Annual Meeting, we announced updated clinical data for 31 patients from our ongoing Phase 1 trial of CART-ddBCMA for the treatment of r/r MM.
•
In June 2022, we issued and sold an aggregate of 8,050,000 shares of our common stock, which includes the full exercise by the underwriters of their option to purchase an additional 1,050,000 shares of our common stock in a follow-on public offering at a price of $16.00 per share, raising aggregate gross proceeds of $128.8 million, before deducting underwriting discounts and commissions and offering expenses.
•
In July 2022, we executed a new lease for office and laboratory space in Rockville, Maryland. The lease commences second half of 2022.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially in the foreseeable future as we advance CART-ddBCMA into a Phase 2 pivotal trial; initiate or continue to advance our ARC-SparX product candidates, including expanding ACLX-001 and initiating ACLX-002; continue to discover and develop additional product candidates to expand our pipeline; maintain, expand, protect, and enforce our intellectual property portfolio; and hire additional personnel.

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

Additionally, we have identified an embedded lease within the Lonza Manufacturing Services Agreement. We have elected the practical expedient not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. After having performed the lease classification test, we concluded that the lease is classified as a finance lease, and because it relates to a research and development asset with no alternative future use, we will expense the right-of-use asset upon lease commencement. Lease commencement is anticipated to occur in the second half of 2022 when the applicable suite becomes available for GMP manufacturing and is subject to our control, and we expect to record a material non-cash research and development expense in the second half of 2022.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$23,402	$12,643	$10,759
General and administrative	9,207	3,285	5,922
Total operating expenses	32,609	15,928	16,681
Loss from operations	(32,609)	(15,928)	(16,681)
Other income, net	518	1	517
Net loss	$(32,091)	$(15,927)	$(16,164)

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
External costs:
CART-ddBCMA	$9,606	$3,861	$5,745
Preclinical and discovery costs	7,387	5,927	1,460
Total external costs	16,993	9,788	7,205
Internal costs	6,409	2,855	3,554
Total research and development expenses	$23,402	$12,643	$10,759

Research and development expenses were $23.4 million for the three months ended June 30, 2022 compared to $12.6 million for the three months ended June 30, 2021, an increase of $10.8 million. This increase in research and development expenses was driven by $5.7 million of higher external costs associated with our CART-ddBCMA clinical trial and $1.5 million of higher external costs related to preclinical development of our other product candidates. Additionally, our internal costs reflect an increase of $3.6 million in personnel costs principally related to the addition of research and development and clinical employees.

General and Administrative Expenses

General and administrative expenses were $9.2 million for the three months ended June 30, 2022 compared to $3.3 million for the three months ended June 30, 2021, an increase of $5.9 million. This increase was driven by an increase of $3.7 million in personnel related costs due to an increase in headcount, $1.1 million in professional fees related to consulting and accounting and audit services, and $1.1 million in other expenses.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$47,802	$21,164	$26,638
General and administrative	17,241	6,046	11,195
Total operating expenses	65,043	27,210	37,833
Loss from operations	(65,043)	(27,210)	(37,833)
Other income, net	567	2	565
Net loss	$(64,476)	$(27,208)	$(37,268)

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
External costs:
CART-ddBCMA	$24,020	$5,601	$18,419
Preclinical and discovery costs	12,775	10,222	2,553
Total external costs	36,795	15,823	20,972
Internal costs	11,007	5,341	5,666
Total research and development expenses	$47,802	$21,164	$26,638

Research and development expenses were $47.8 million for the six months ended June 30, 2022 compared to $21.2 million for the six months ended June 30, 2021, an increase of $26.6 million. This increase in research and development expenses was driven by $18.4 million of higher external costs associated with our CART-ddBCMA clinical trial and $2.5 million of higher external costs related to preclinical development of our other product candidates. Additionally, our internal costs reflect an increase of $5.7 million in personnel costs principally related to the addition of research and development and clinical employees.

General and Administrative Expenses

General and administrative expenses were $17.2 million for the six months ended June 30, 2022 compared to $6.0 million for the six months ended June 30, 2021, an increase of $11.2 million. This increase was driven by an increase of $7.0 million in personnel related costs due to an increase in headcount, $1.5 million in professional fees related to consulting and accounting and audit services, and $2.7 million in other expenses.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations. Our net losses were $32.1 million and $15.9 million for the three months ended June 30, 2022 and 2021, respectively, and $64.5 and $27.2 million for the six months ended June 30, 2022 and 2021, respectively. We expect to incur substantial additional losses in future periods. As of June 30, 2022, we had an accumulated deficit of $194.6 million. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $307.0 million.

In the first quarter of 2022, we received approximately $127.3 million and $10.0 million, respectively, in net cash proceeds from our IPO (described below) and a private placement subsequent to the IPO. Additionally, during the second quarter of 2022, we received approximately $120.7 million, after deducting underwriting discounts and commissions and other offering expenses from our follow-on public offering. Prior to the IPO, we financed our operations primarily through the sale of redeemable convertible preferred stock and convertible promissory notes totaling $234.8 million in gross cash proceeds. Based on our current operating plan, we believe that our existing cash and cash equivalents, and marketable securities together with the proceeds from our IPO, the private placement subsequent to the IPO, and our follow-on public offering are adequate to fund our planned operations for at least the next twelve months.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(55,134)	$(20,468)
Net cash used in investing activities	(69,876)	(1,246)
Net cash provided by financing activities	261,019	118,903
Net increase in cash, cash equivalents, and restricted cash	$136,009	$97,189

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 of $55.1 million was primarily attributable to our net loss of $64.5 million and net changes in operating assets and liabilities of $1.9 million, partially offset by non-cash charges for depreciation and amortization of property and equipment, operating lease expense, amortization of premiums and discounts on marketable securities, and share-based compensation in total of $11.3 million.

Net cash used in operating activities during the six months ended June 30, 2021 of $20.5 million was primarily attributable to our net loss of $27.2 million, partially offset by non-cash charges for depreciation of property and equipment and share-based compensation in total of $2.5 million and net changes in operating assets and liabilities of $4.3 million.

Investing Activities

Net cash used in investing activities of $69.9 million during the six months ended June 30, 2022 was attributable to $69.3 million in net purchases of marketable securities and $0.6 million of purchases of lab equipment.

Net cash used in investing activities of $1.2 million during the six months ended June 30, 2021 was attributable to purchases of lab equipment.

Financing Activities

Net cash provided by financing activities of $261.0 million during the six months ended June 30, 2022 was primarily attributable to net proceeds of $129.2 million from the issuance of common stock as part of our IPO, net proceeds of $10.0 million from the issuance of common stock as part of a private placement, net proceeds of $121.5 million from the issuance of common stock as part of our follow-on public offering, and proceeds of $0.4 million from the exercise of stock options.

Net cash provided by financing activities of $118.9 million during the six months ended June 30, 2021 was primarily attributable to net proceeds of $119.1 million from the sale of shares of our Series C redeemable convertible preferred stock.

Contractual Obligations and Contingencies

We lease certain office and laboratory space in Gaithersburg, Maryland under a non-cancelable operating lease that has a term that expires in 2030 unless renewed. We also lease certain office and laboratory space in Redwood City, California under a non-cancelable operating lease that has a term that expires in 2034 unless renewed. Rent expense is recorded on a straight-line basis over the term of the lease. The total future undiscounted minimum lease payments are $63.3 million related to our operating leases as of June 30, 2022.

In September 2021, we entered into a manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product CART-ddBCMA (the Lonza Agreement), whereby Lonza agreed to perform certain process and analytical development activities and to collaborate with the Company to develop a statement of work setting forth certain technology transfer and cGMP manufacturing activities relating to CART-ddBCMA. In February 2022, and pursuant to the Lonza Agreement, we entered into a statement of work (Lonza SOW) for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. The Lonza SOW expires December 31, 2024, unless earlier terminated by either party or unless extended due to certain delays or suspensions or by mutual agreement. The Lonza SOW is non-cancellable for the first six months of the term and carries minimum non-cancellable costs including upfront payments, milestone fees, and fixed monthly payments during the related period. Subsequent to the non-cancellable period, we may terminate the arrangement for any reason upon 12 months’ prior notification to Lonza. As of June 30, 2022, our minimum non-cancellable costs payable to Lonza was approximately $38.9 million.

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

Additionally, our contractual obligations and contingencies are described in detail in the notes to our consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2021 and in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or area reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022, except for the adoption of the new lease accounting standard effective January 1, 2022, as discussed below.

Leases

In February 2016, the FASB issued the new lease accounting standard (ASC 842), which increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. We adopted the new standard effective January 1, 2022. We elected the practical expedient to not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for leases associated with office and laboratory space, manufacturing facilities, and equipment.

We lease office and laboratory space and equipment. In addition, we enter into manufacturing supply agreements with CMOs and CDMOs to manufacture clinical product candidate materials. Such agreements may include an embedded lease due to the exclusive use of identified manufacturing facilities and equipment that are controlled by us for which we obtain substantially all the output. The evaluation of leases that are embedded in our CMO and CDMO agreements is complex and requires judgment. If a lease arrangement is determined to exist with a lease term of more than 12 months at the lease commencement date, an ROU asset and corresponding lease liability are recorded on the consolidated balance sheet at the lease commencement date based on the present value of fixed lease payments over the lease term. The lease commencement date, defined as the date on which the lessor makes the underlying asset available for use by the lessee and the date from which we are required to recognize lease expenses, may be different from the inception date of the contract.

An ROU asset represents the right to control the use of an identified asset over the lease term and a lease liability represents the obligation to make lease payments arising from the lease. We use the discount rate implicit in the lease, if available, or our incremental borrowing rate on the lease commencement date to determine the present value of lease payments. The lease terms used to calculate the ROU assets and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We expense ROU assets acquired for research and development activities under ASC 730, Research and Development, if they do not have an alternative future use, in research and development projects or otherwise.

Leases are classified as either operating or finance leases based on the economic substance of the agreement. For operating leases, the Company recognizes lease expense related to fixed payments on a straight-line basis over the lease term and lease expense related to variable payments as incurred based on performance or usage in accordance with the contractual agreements. For finance leases, the Company recognizes the amortization of the ROU asset over the shorter of the lease term or useful life of the underlying asset. Interest accretion on the finance lease liabilities is recorded as interest expense. Variable lease expense for both operating and finance leases is expensed as incurred. For short-term lease arrangements with a term of one year or less, the Company has elected to recognize the related lease payments on a straight-line basis over the lease term without recording related ROU assets and lease liabilities.

We use significant assumptions and judgment in evaluating our lease contracts and other agreements, including the determination of whether an agreement is or contains a lease, whether a change in the terms and conditions of a lease contract represent a new or modified lease, whether a lease represents an operating or finance lease, the discount rate used to determine the present value of lease obligations, and the term of a lease embedded in our manufacturing supply agreements.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years, or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (i.e., December 31, 2027). An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•
We may avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
•
We may provide reduced disclosure about our executive compensation arrangements; and
•
We are not required to hold stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

We have elected to take advantage of certain of the reduced disclosure and reporting requirements in this Quarterly Report on Form 10-Q. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

We are also a “smaller reporting company” because the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company in subsequent fiscal years if either (1) the market value of our stock held by non-affiliates is less than $250.0 million as of June 30 in the most recently completed fiscal year or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Even after we no longer qualify as an emerging growth company, we may still qualify as a “small reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements. Specifically, among other things, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Risks Related to Development of Our Product Candidates

•
Our product candidates are in the early stages of development. We have no products approved for commercial sale and have only recently begun clinical trials to test our first product candidates in humans, which may make it difficult for you to evaluate our current business and predict our future success and viability.
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

•
We are subject to regulatory standards and requirements imposed by FDA in the regulatory approval process, which can be lengthy, time-consuming and inherently unpredictable, and may result in significant delays in clinical development or inability to commercialize our product candidates.
•
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

Risks Related to Our Business

•
Our business is affected by the ongoing COVID-19 pandemic and may be significantly adversely affected as the pandemic continues or if other events out of our control disrupt our business or that of our third-party providers.
•
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•
We expect to grow the size of our organization, and we may experience difficulties in managing this growth.
•
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
•
We rely and expect to continue to rely on third parties to manufacture our clinical product supplies, and we may rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates or fail to do so at acceptable quality levels or prices or if we terminate our relationship for any reason including due to a change in ownership, operating strategy or financial standing.

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
•
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
•
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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $64.5 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $194.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or Phase 1 clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations for at least the next twelve months, but our assumptions could prove to be wrong, and we could consume capital significantly faster than we expect, requiring us to seek additional funding sources sooner than planned, through public or private financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. Our future capital requirements will depend on many factors, including:

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

Risks Related to Development of Our Product Candidates

Our product candidates are in the early stages of development. We have no products approved for commercial sale and have only recently begun clinical trials to test our first product candidates in humans, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are early in our development efforts. We are still developing our D-Domain, ddCAR and ARC-SparX platforms, and conducting drug discovery and preclinical studies for a number of product candidates while advancing our ongoing Phase 1 clinical trials for CART-ddBCMA and ACLX-001. We have treated a small number of patients as of the date hereof and our clinical experience with our initial product candidates are limited. Because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

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

We have concentrated our research and development efforts on our ddCAR and ARC-SparX platforms, and our future success depends on the successful development of these platforms. Although there are other cell therapies and adapter platforms in clinical development, our platform technologies, including our D-Domain technology, have not been extensively tested over any significant period of time. In addition, while we believe that our platforms may be capable of overcoming certain challenges faced by conventional CAR-T therapies, we cannot be certain that our approach will result in the intended benefits or will not result in unforeseen negative consequences over time. As an example, we may not be able to identify D-Domain binders that can recognize certain antigen targets that we would like to pursue, or the development of the applicable D-Domain, ddCAR or SparX protein targeting such antigens may be too challenging or expensive to be commercially viable. We do not currently have any approved or commercialized products. As with other targeted therapies, off-tumor or off-target activity could delay development or require us to reengineer or abandon a particular product candidate. There can be no assurance that any problems we experience in the future related to preclinical and clinical development of our novel platforms and our product candidates will not cause significant delays or unanticipated costs or that such problems can be solved. We may also experience delays in developing sustainable, reproducible and scalable manufacturing processes or transferring those processes to manufacturing partners or developing our own internal manufacturing capabilities, which may prevent us from completing our clinical trials or successfully commercializing our product candidates on a timely or profitable basis, if at all.

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

Our ARC-SparX platform, including our AML/MDS program, is highly dependent on the success of ACLX-001, the first product candidate based on our ARC-SparX platform. ACLX-001 is an immunotherapeutic combination composed of ARC-T cells and bi-valent SparX proteins targeting BCMA, or SPRX001, for the treatment of r/r MM. The ARC-T cells and the SparX proteins comprising ACLX-001 are entirely novel and neither has been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. All SparX proteins are comprised of one or more antigen-specific binding domains fused to a protein that we refer to as the TAG. The TAG is a novel protein sequence derived from the 26kDA C-terminal fragment of human alpha fetoprotein (hAFP) and also has never been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. The ARC-T cells are designed to have a binding domain that recognizes the TAG, which we refer to as anti-TAG. The anti-TAG has also never been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. There can be no assurance that the ARC-T cells, the SparX proteins, the TAG, anti-TAG and other parts of ACLX-001 will not trigger an adverse response, cause unintended off-target recognition, limit the expected activity of the product candidates or result in other negative outcomes.

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

Any clinical trials that we may conduct may not demonstrate the safety and efficacy profiles necessary to obtain regulatory approval to market our product candidates. As we continue developing our product candidates, serious adverse events, undesirable side effects, or unexpected characteristics may emerge, causing us to make further protocol amendments, change our clinical trial design, limit their development to more narrow uses or subpopulations in which the risk-benefit ratio is more acceptable, or abandon these product candidates or their development altogether.

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
•
Delays in the technology transfer and scale up of our manufacturing process to support late-stage clinical trials;
•
Delays in having patients complete participation in a trial or return for post-treatment follow-up visits;
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
•
The design of the trial;
•
The availability of manufacturing slots;
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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, and acts of war (including Russia’s actions in Ukraine), relevant to such foreign countries.

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

Our product candidates involve genetically modified T cell-based immunotherapies. A number of genetically modified cell therapies, such as CAR-based products, have potentially severe side effects, including CRS, neurologic toxicities, Parkinsonism and Guillain-Barré syndrome, hemophagocytic lymphohistiocytosis, macrophage activation syndrome, and prolonged and/or recurrent cytopenias, that can escalate and require intensive medical intervention and result in injury or death to the patients.

There is no guarantee that our product candidates will not have side effects similar to those seen in other genetically modified cell therapies or that we will be able to prevent side effects from escalating to an unsafe level for our patients. Additionally, our initial product candidates are directed at treating patients with r/r MM. These patients are often elderly and/or have significant co-morbidities, and we expect they will receive our product candidate as a last line of therapy after most other therapies have failed, and these patients may be particularly susceptible to safety and toxicity risks. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy may be complicated and difficult to manage, which could result in patient death or other significant issues. Additionally, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications.

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

Development of any of our product candidates in combination with one or more other therapies that have either been approved or not yet been approved for marketing by the FDA or comparable foreign regulatory authorities could expose us to additional risks, as combination therapies may increase the rate of serious or unexpected adverse events, which could result in a clinical hold as well as pre-approval and post-approval restrictions by the FDA or other regulatory authorities on the proposed combination therapy, including narrowing of the indication, warnings, additional safety data collection and monitoring procedures, and REMS, even if the cause of such serious or unexpected adverse events is not directly attributed to our product candidate. Any of these events or restrictions could have a material adverse effect on our business, delay our regulatory approval, and decrease the market acceptance and profitability of our product candidate if approved for a combination therapy.

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

We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the product candidate back to the relevant parties and experience delays or shortages of certain clinical or commercial grade supplies and components. Logistical and shipment delays and problems caused by us, our vendors or other factors not in our control, including the pandemic, geopolitical tensions related to Russia’s actions in Ukraine, the resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions, business interruptions, global supply chain issues, and weather, could prevent or delay the delivery of product candidates to patients. Additionally, we have to maintain a complex chain of identity and chain of custody with respect to patient material as it moves to the manufacturing facility, through the manufacturing processes and back to the patient. Failure to maintain chain of identity and chain of custody could result in patient death, loss of product or regulatory action.

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

We anticipate substantial direct competition from other organizations developing advanced CAR-T or other types of genetically modified cell therapies due to their promising clinical therapeutic effect in clinical trials, including 2seventy, Abbvie, Allogene, Amgen, Autolus, Bristol-Myers Squibb, Caribou Biosciences, CARsgen, Cartesian, Cellectis, Cellular Biomedicine Group, Celyad, Crispr, Gilead, Gracell, GSK, Innovent, Johnson & Johnson, Legend, Novartis, Pfizer, Poseida Therapeutics, Precision BioSciences, Pregene, Regeneron, and Roche. In addition, we expect to also compete with companies developing:

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

Risks Related to Our Business

Our business is affected by the ongoing COVID-19 pandemic and may be significantly adversely affected as the pandemic continues or if other events out of our control disrupt our business or that of our third-party providers.

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

The trading prices for shares of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 could materially and adversely affect our business and the value of our common stock.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $307.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Our internal computer systems and networks, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches or incidents, which could result in a material disruption of the development programs of our product candidates.

Despite the implementation of security measures, our internal computer systems and networks and those of our current and future CROs and other contractors and consultants are vulnerable to damage, breakdown, or interruption from computer viruses, ransomware, or other malware, phishing, social engineering, fraudulent inducement, electronic fraud, wire fraud, human error or malfeasance, unauthorized access, natural disasters, and telecommunication and electrical failures. For example, our employees have received and likely will continue to receive phishing or “spoofed” emails to induce them to make payments to fraudulent accounts. While we have not experienced any such material system failure or security breach or incident to date, if such an event were to occur impacting ourselves or our current or future CROs or other contractors or consultants, it could result in a material disruption of our development programs and our business operations and could lead to the loss of confidential information, financial assets, trade secrets or other intellectual property, or could lead to unauthorized access to or use, modification, unavailability, disclosure, loss or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves or of third parties that we maintain, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations.. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services.

Any disruption or security breach or incident could compromise our networks and systems, or those of our current or future CROs or other contractors or consultants, could result in a loss of, or damage to, our data or applications, or unauthorized access to or use, modification, unavailability, disclosure, loss or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves or of third parties that we maintain, and could result in legal claims or proceedings, regulatory investigations or other proceedings, liability under laws that protect the privacy of personal information, mandatory notification and reporting obligations, additional regulatory oversight, significant regulatory penalties and remediation expenses.

In addition, these breaches and incidents and other inappropriate access can be difficult to detect, remediate, and otherwise address, and may remain undetected or not fully addressed for an extended period. Any delay in identifying them and responding to or otherwise remediating them may lead to increased harm of the type described above. We expect to continue to expend significant resources to protect against security breaches and incidents, and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to individuals or other persons or implementing additional security measures. With the increase in personnel working remotely during the COVID-19 pandemic, we and our vendors are at increased risk for security breaches and incidents.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to privacy, data protection, or data security. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data protection, or data security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Recent changes in tax law may adversely affect our business or financial condition. For example, in 2021, there were numerous changes proposed to U.S. federal income tax law, including an increase to the U.S. corporate tax rate, international business operations reform and the imposition of a global minimum tax. If these or similar changes are enacted, our effective tax rate may be adversely impacted in future years. Additionally, many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock. On January 1, 2022, a provision of the legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) went into effect, eliminating the option to deduct domestic research and development costs in the year incurred and instead requiring taxpayers to amortize such costs over five years. We are currently evaluating the potential impact of this provision.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) by 5-percent shareholders in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including tax credit carryforwards) to offset its post-change taxable income may be limited. As a result of our most recent private placements, our initial public offering, and other transactions that have occurred over the past three years, we may have experienced such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $117.6 million and $116.5 million, respectively, and U.S. federal research and development tax credit carryforwards of $3.2 million, which could be limited if we experience an “ownership change.” We also have net operating loss carryforwards and tax credit carryforwards for state tax purposes, which may be impaired or otherwise subject to limitation. Under the 2017 Tax Act, net operating losses arising in tax years beginning after December 31, 2017 can only offset 80% of annual taxable income for tax years beginning after December 31, 2020, but can be carried forward indefinitely. Our use of net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the annual taxable income limitation and will continue to have a 20-year carryforward period. In addition, we will be unable to use our net operating loss carryforwards and tax credit carryforwards if we do not generate taxable income sufficient to offset our available net operating loss carryforwards and tax credit carryforwards prior to their expiration.

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
•
Raw materials and components used in the manufacturing processes, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to factors beyond our control.
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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued for such applications. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

To date, CART-ddBCMA has been granted Fast Track, orphan drug, and Regenerative Medicine Advanced Therapy (RMAT) designations by the FDA. In the future, we may pursue one or more similar designations for other product candidates, including ACLX-001 and ACLX-002.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approving our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign health authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In addition, the California Consumer Privacy Act (CCPA) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers a new right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. Additionally, California voters voted to approve the California Privacy Rights Act (CPRA) in November 2020, which modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA and CPRA may impact our business activities and increase our compliance costs and potential liability. Many similar privacy laws have been enacted or proposed at the federal level and in other states. For example, Virginia enacted its Consumer Data Protection Act in March 2021, Colorado enacted the Colorado Privacy Act in June 2021, and Utah enacted the Utah Consumer Privacy Act in March 2022. Each of these differs from the CCPA and CPRA and becomes effective in 2023.

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
•
Production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•
Business interruptions resulting from geo-political actions, including war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions), armed conflict, terrorist activities, global pandemics and terrorism.

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

Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within the CDC's Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled, with the anticipated goal of resuming foreign prioritized inspections in April 2022. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (the FCPA), and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees and third-party business partners, representatives and agents from engaging in corruption and bribery, including offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a government official or commercial party in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with government officials, including potentially officials of non-U.S. governments.

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

Furthermore, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our business. Moreover, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to conduct activities at clinical trial sites within regions covered by such sanctions. For example, as a result of Russia’s actions in Ukraine, the United States and its European allies have imposed sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk in Ukraine, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any economic countermeasures by the governments of Russia or other jurisdictions, could adversely impact our ability to continue activities at clinical trial sites within regions covered by such sanctions or directly or indirectly disrupt our supply chain. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.

Risks Related to Ownership of our Common Stock

We do not know whether an active, liquid, and orderly trading market will be sustained for our common stock.

Prior to our initial public offering, there was no public trading market for shares of our common stock. Although our common stock is listed on the Nasdaq Global Select Market, the market for our shares has demonstrated varying levels of trading activity. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the levels of trading activity may decline. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. The lack of an active market may also reduce the fair market value of your shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of our common stock as consideration.

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
•
General political and economic conditions, including the impact of the COVID-19 global pandemic and the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions; and

•
Other events or factors, many of which are beyond our control.

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

The trading market for our common stock relies in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 46.0% of our outstanding voting stock. Therefore, these stockholders, if they act together, will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interests as one of our stockholders. Further, the significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year of our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering (i.e., December 31, 2027), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which requires, among other things, that the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (if we have less than $100 million in annual revenues in our most recent fiscal year), being able to present only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance, or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations and make our common stock less attractive to investors.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time and resources to new compliance initiatives.

As a public company, and particularly after we are no longer an emerging growth company or a smaller reporting company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market (Nasdaq) to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. The JOBS Act permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of the JOBS Act but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and regulations implemented by the SEC and Nasdaq may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We have invested and intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from product development activities to compliance activities. The rules and regulations applicable to public companies have increased substantially and will continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

Changes or modifications in financial accounting standards may harm our results of operations.

From time to time, the Financial Accounting Standards Board (FASB), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations, or reported cash flows. In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. We adopted this new standard for the year beginning January 1, 2022. Consequently, all of our operating lease commitments were recognized as lease liabilities, with corresponding right-of-use assets, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Upon adoption of the standard, we recorded operating lease right-of-use (ROU) assets in the amount of $3.3 million and operating lease liabilities in the amount of $5.4 million on the consolidated balance sheet, with a $2.1 million reclassification of deferred rent and tenant improvement allowances. In addition, we entered into a new operating lease in May 2022, for which we recorded operating lease ROU assets and operating lease liabilities in the amount of $24.4 million as of the lease inception date. Any difficulties in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, our operating results could be significantly affected.

We use significant assumptions and judgment in evaluating whether our CMO and CDMO agreements is or contains a lease, and failure to adequate account for these contracts, or changes to such contracts, may harm our results of operations.

We enter into manufacturing supply agreements with CMOs and CDMOs to manufacture clinical product candidate materials. Such agreements may include an embedded lease due to the exclusive use of identified manufacturing facilities and equipment that are controlled by us and for which we obtain substantially all the output. We use significant assumptions and judgment in evaluating our lease contracts and other agreements, including the determination of whether an agreement is or contains a lease, whether a change in the terms and conditions of a lease contract represent a new or modified lease, whether a lease represents an operating or finance lease, the discount rate used to determine the present value of lease obligations, and the term of a lease embedded in our manufacturing supply agreements.

Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after lock-ups and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of August 11, 2022, we had 43,819,246 shares of common stock outstanding. All of these shares are currently freely tradable without restriction in the public market, other than shares held by our affiliates and certain shares held by the investor who purchased shares in our February 2022 private placement, 21,659 of which shares are subject to lock-up agreements entered into by certain of our directors, officers and stockholders with the underwriters in connection with our follow-on public offering completed in June 2022 which will become available to be sold in the public market beginning September 14, 2022, which is the 91st day after the date of the prospectus relating to our follow-on public offering. BofA Securities, Inc. and SVB Securities LLC, however, may, in their discretion, permit our officers, directors, and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

The holders of up to 15,073,039 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We continue to recruit additional finance and accounting personnel with certain skill sets that we will need as a public company.

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

None.

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

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1	3.2	1/14/2022
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	3.4	1/14/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.	S-1/A	4.2	1/31/2022
10.1+	Employment Agreement Between the Company and Michelle Gilson dated April 1, 2022	8-K	10.1	5/23/2022
10.2+	Change in Control and Severance Agreement between the Registrant and Michelle Gilson dated May 23, 2022	8-K	10.2	5/23/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†

Certification of Principal Executive Officer Pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†

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

Arcellx, Inc.

Date: August 15, 2022	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of the registrant)