Form 10-Q/A
period 2022-03-31
Arcellx, Inc.
filed 2022-11-14
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Arcellx, Inc. (the Company) is filing this Amendment No. 1 on Form 10-Q/A (Form10-Q/A) to amend its Quarterly Report on Form 10-Q (the Original Form 10-Q), originally filed with the U.S. Securities and Exchange Commission (SEC) on May 12, 2022, to restate certain items presented in our Original Form 10-Q. This Form 10-Q/A includes restatement of our unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2022 and amends certain other information in the Original Form 10-Q as described below in the section titled "Items Amended in the Form 10-Q/A."

Background of Restatement

On November 8, 2022, the Company, after discussion with the Audit Committee of the Board of Directors, concluded that certain material errors were made in accounting for the Company’s research and development expenses and related accounts as of and for the three months ended March 31, 2022. Subsequent to the issuance of the Original Form 10-Q, the Company determined the research and development expenses and related accounts for arrangements with contract research organizations and contract manufacturing organizations were misstated. The correction of these errors resulted in a restatement of the Company’s unaudited condensed consolidated interim financial statements and financial data covering the fiscal quarter ended March 31, 2022 (the Restated Period).

Refer to Note 1, Restatement of Previously Issued Financial Statements, to the unaudited condensed consolidated financial statements included in this Form 10-Q/A for more information regarding the impact of correcting these errors and adjusting for other immaterial errors on the Company’s consolidated financial statements.

The Audit Committee concluded that the previously issued unaudited condensed consolidated interim financial statements and financial data covering the Restated Period contained in the Company’s Original Form 10-Q required restatement and should no longer be relied upon. See the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2022 for additional details.

Internal Control Over Financial Reporting

In connection with such restatement, the Company’s management has determined that there were deficiencies in its internal control over financial reporting that constituted a material weakness as of March 31, 2022. For a discussion of management’s consideration of its disclosure controls and procedures and the material weakness in its internal control over financial reporting, see Part I, Item 4, Controls and Procedures, included in this Form 10-Q/A.

Items Amended in the Form 10-Q/A

The following items included in the Original Form 10-Q are amended by this Form 10-Q/A:

•
Part I, Item 1 - Condensed Consolidated Financial Statements
•
Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part I, Item 4 - Controls and Procedures
•
Part II, Item 1A - Risk Factors
•
Part II, Item 6 - Exhibits

This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, nor modifies or updates the information contained therein other than as required to correct the errors and record the adjustments related to research and development expenses and related accounts and other immaterial errors. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

2

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION	27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults Upon Senior Securities	77
Item 4.	Mine Safety Disclosures	77
Item 5.	Other Information	77
Item 6.	Exhibits	78
Signature		79

“Arcellx,” “we,” “us,” “our,” or “the Company” as used in this Quarterly Report on Form 10-Q/A refer to Arcellx, Inc. and, where appropriate, our subsidiary, Subdomain, LLC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A (Quarterly Report) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$127,160	$30,833
Marketable securities	83,769	73,784
Prepaid expenses and other current assets	13,460	8,192
Total current assets	224,389	112,809
Restricted cash	199	199
Property and equipment, net	9,747	10,318
Operating lease right-of-use assets	3,248	—
Deferred offering costs	—	3,172
Prepaid research and development expenses and other long-term assets	9,401	2,284
Total assets	$246,984	$128,782
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,874	$1,333
Accrued liabilities	11,650	13,180
Operating lease liabilities, current portion	737	—
Deferred rent, current portion	—	183
Other current liabilities	164	149
Total current liabilities	14,425	14,845
Operating lease liabilities, net of current portion	4,477	—
Deferred rent, net of current portion	—	1,895
Other long-term liabilities	147	178
Total liabilities	19,049	16,918
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of March 31, 2022; 29,795,227 shares authorized and 5,413,272 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $29,795 as of March 31, 2022 and December 31, 2021, respectively	—	28,894
Series B redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of March 31, 2022; 49,402,623 shares authorized and 8,975,585 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $85,681 as of March 31, 2022 and December 31, 2021, respectively	—	85,367
Series C redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of March 31, 2022; 57,224,618 shares authorized and 10,396,707 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $120,000 as of March 31, 2022 and December 31, 2021, respectively	—	119,118
Total redeemable convertible preferred stock	—	233,379
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share; 200,000,000 shares authorized and no shares issued and outstanding as of March 31, 2022; no shares authorized, issued or outstanding as of December 31, 2021	—	—
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 35,718,764 shares issued and outstanding as of March 31, 2022; 185,000,000 shares authorized and 544,210 shares issued and outstanding as of December 31, 2021	36	1
Additional paid-in capital	384,095	8,615
Accumulated other comprehensive loss	(44)	(20)
Accumulated deficit	(156,152)	(130,111)
Total stockholders’ equity (deficit)	227,935	(121,515)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$246,984	$128,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
	(Restated)
Revenue	$—	$—
Operating expenses:
Research and development	18,057	8,521
General and administrative	8,034	2,761
Total operating expenses	26,091	11,282
Loss from operations	(26,091)	(11,282)
Other income, net	50	1
Net loss	(26,041)	(11,281)
Other comprehensive loss:
Unrealized loss on marketable securities	24	—
Comprehensive loss	$(26,065)	$(11,281)
Net loss per share attributable to common stockholders—basic and diluted	$(1.25)	$(33.45)
Weighted-average common shares outstanding—basic and diluted	20,760,722	337,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

(unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock							Stockholders’ Equity (Deficit)
	Series A		Series B		Series C			Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription Receivable	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity (Deficit)
Balance as of December 31, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	$—	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)
Issuance of common stock (initial public offering), net of transaction costs of $15,029	—	—	—	—	—	—	—	9,487,500	9	127,274	—	—	127,283
Issuance of common stock (private placement), net of transaction costs of $42	—	—	—	—	—	—	—	590,318	1	9,957	—	—	9,958
Conversion of preferred stock to common stock	(5,413,272)	(28,894)	(8,975,585)	(85,367)	(10,396,707)	(119,118)	—	24,785,564	25	233,354	—	—	233,379
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	—	24,889	—	107	—	—	107
Exercise of stock options	—	—	—	—	—	—	—	286,283	—	307	—	—	307
Share-based compensation	—	—	—	—	—	—	—	—	—	4,481	—	—	4,481
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Net loss (restated)	—	—	—	—	—	—	—	—	—	—	(26,041)	—	(26,041)
Balance as of March 31, 2022 (restated)	—	$—	—	$—	—	$—	$—	35,718,764	$36	$384,095	$(156,152)	$(44)	$227,935

	Redeemable Convertible Preferred Stock							Stockholders’ Equity (Deficit)
	Series A		Series B		Series C			Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription Receivable	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
Balance as of December 31, 2020	5,413,272	$28,894	8,975,585	$85,367	—	$—	$—	333,658	$1	$1,421	$(65,142)	$—	$(63,720)
Issuance of Series C redeemable convertible preferred stock for cash, net of transaction costs of $814	—	—	—	—	7,970,812	91,186	(10,000)	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	—	7,173	—	5	—	—	5
Exercise of stock options	—	—	—	—	—	—	—	7,522	—	7	—	—	7
Share-based compensation	—	—	—	—	—	—	—	—	—	757	—		757
Net loss	—	—	—	—	—	—	—	—	—	—	(11,281)	—	(11,281)
Balance as of March 31, 2021	5,413,272	$28,894	8,975,585	$85,367	7,970,812	$91,186	$(10,000)	348,353	$1	$2,190	$(76,423)	$—	$(74,232)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(Restated)
Cash flows from operating activities
Net loss	$(26,041)	$(11,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	207
Noncash operating lease expense	60	—
Amortization of premiums and discounts on marketable securities	110	—
Share-based compensation	4,481	757
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(11,864)	48
Accounts payable and other current liabilities	696	321
Accrued liabilities	(187)	392
Operating lease liabilities	(104)	—
Deferred rent	—	49
Net cash used in operating activities	(32,586)	(9,507)

Cash flows from investing activities
Purchases of property and equipment	(467)	(1,066)
Purchases of marketable securities	(27,026)	—
Proceeds from maturities of marketable securities	16,850	—
Net cash used in investing activities	(10,643)	(1,066)

Cash flows from financing activities
Proceeds from issuance of common stock (initial public offering), net of transactions costs	129,156	—
Proceeds from issuance of common stock (private placement), net of transactions costs	10,000	—
Proceeds from issuance of Series C redeemable convertible preferred stock, net of transaction costs	—	81,756
Proceeds from the exercise of stock options	429	7
Payments under finance leases	(29)	(121)
Payments of deferred offering costs	—	(14)
Net cash provided by financing activities	139,556	81,628

Net increase in cash and cash equivalents and restricted cash	96,327	71,055
Cash and cash equivalents and restricted cash, beginning of the year	31,032	46,795
Cash and cash equivalents and restricted cash, end of the period	$127,359	$117,850

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$35	$238
Deferred offering costs included in accrued liabilities	$42	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arcellx, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

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

In our management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2022 and December 31, 2021, our condensed consolidated statements of operations and comprehensive loss for the three-month period ended March 2022 and 2021, our condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three-month period ended March 31, 2022 and 2021, and our statements of condensed consolidated cash flows for the three-month period ended March 31, 2022 and 2021. Interim results are not necessarily indicative of results for an entire year.

Restatement of Previously Issued Financial Statements

The Company has restated its previously reported unaudited condensed consolidated financial statements as of and for the three-month period ended March 31, 2022. The restatement reflects the correction of certain errors made in accounting for the Company’s research and development expenses and related accounts and other immaterial errors as of and for the three-month period ended March 31, 2022. The correction of these errors decreased the Company's net loss by $6.3 million.

The correction of the aforementioned errors and other immaterial errors reduced the research and development expenses by $6.3 million, from $24.4 million to $18.1 million, during the three-month period ended March 31, 2022, as a result of correcting the expense incurred as part of the Company's arrangements with third-party contract research organizations and contract manufacturing organizations. The following table presents the effect of the restatement on the Company's unaudited condensed consolidated financial statements:

(in thousands, except per share amounts)	As of and Three Months Ended March 31, 2022
	Previously Reported	Correction of Error	Restated
Changes in the balance sheet:
Prepaid expenses and other current assets	$9,974	$3,486	$13,460
Total current assets	220,903	3,486	224,389
Property and equipment, net	10,127	(380)	9,747
Prepaid research and development expenses and other long-term assets	8,913	488	9,401
Total assets	243,390	3,594	246,984
Accrued liabilities	14,400	(2,750)	11,650
Operating lease liabilities, current portion	370	367	737
Total current liabilities	16,808	(2,383)	14,425
Operating lease liabilities, net of current portion	4,844	(367)	4,477
Total liabilities	21,799	(2,750)	19,049
Accumulated deficit	(162,496)	6,344	(156,152)
Total stockholders’ equity	221,591	6,344	227,935
Total liabilities and stockholders’ equity	243,390	3,594	246,984

Changes in the statement of operations and comprehensive loss:
Research and development	24,401	(6,344)	18,057
Total operating expenses	32,435	(6,344)	26,091
Loss from operations	(32,435)	6,344	(26,091)
Net loss	(32,385)	6,344	(26,041)
Comprehensive loss	(32,409)	6,344	(26,065)
Net loss per share attributable to common stockholders—basic and diluted	(1.56)	0.31	(1.25)

Changes in the statement of cash flows:
Net loss	(32,385)	6,344	(26,041)
Depreciation and amortization	416	(153)	263
Prepaid expenses and other current and non-current assets	(8,423)	(3,441)	(11,864)
Accrued liabilities	2,563	(2,750)	(187)
Net cash used in operating activities	(32,586)	—	(32,586)

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

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
	(Restated)
Prepaid research and development costs	$9,830	$6,143
Other prepaid expense and current assets	3,630	2,049
Total prepaid expenses and other current assets	$13,460	$8,192

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

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
	(Restated)
Research and development accrued expenses	$9,379	$6,626
Accrued offering costs	—	1,301
Accrued bonus	793	3,429
Other liabilities	1,478	1,824
Total accrued liabilities	$11,650	$13,180

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

As of March 31, 2022, the Company had operating lease ROU assets of $3.2 million, current operating lease liabilities of $0.7 million, and non-current operating lease liabilities of $4.5 million. The Company used a discount rate of 8.2% in measuring operating lease liabilities. The remaining lease term was 7.8 years as of March 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q/A, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties and assumptions. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A, Risk Factors for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $26.0 million and $11.3 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, we had an accumulated deficit of $156.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
	(Restated)
Operating expenses:
Research and development	$18,057	$8,521	$9,536
General and administrative	8,034	2,761	5,273
Total operating expenses	26,091	11,282	14,809
Loss from operations	(26,091)	(11,282)	(14,809)
Other income, net	50	1	49
Net loss	$(26,041)	$(11,281)	$(14,760)

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
	(Restated)
External costs:
CART-ddBCMA	$7,870	$1,739	$6,131
Preclinical and discovery costs	5,588	4,295	1,293
Total external costs	13,458	6,034	7,424
Internal costs	4,599	2,487	2,112
Total research and development expenses	$18,057	$8,521	$9,536

Research and development expenses were $18.1 million for the three months ended March 31, 2022 compared to $8.5 million for the three months ended March 31, 2021, an increase of $9.6 million. This increase in research and development expenses was driven by $6.2 million of higher external costs associated with our CART-ddBCMA clinical trial and $1.3 million of higher external costs related to preclinical development of our other product candidates. Additionally, our internal costs reflect an increase of $2.1 million in personnel costs principally related to the addition of research and development and clinical employees.

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

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations. Our net losses were $26.0 million and $11.3 million for the three months ended March 31, 2022 and 2021, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2022, we had an accumulated deficit of $156.2 million. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $210.9 million.

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
	(Restated)
Net cash used in operating activities	$(32,586)	$(9,507)
Net cash used in investing activities	(10,643)	(1,066)
Net cash provided by financing activities	139,556	81,628
Net increase in cash, cash equivalents, and restricted cash	$96,327	$71,055

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 of $32.6 million was primarily attributable to our net loss of $26.0 million and net changes in operating assets and liabilities of $11.5 million, partially offset by non-cash charges for depreciation and amortization of property and equipment, amortization of premiums and discounts on marketable securities, and share-based compensation in total of $4.9 million.

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

Additionally, our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2021 and in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

Unless we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act, we will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years, or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

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

We have elected to take advantage of certain of the reduced disclosure and reporting requirements in this Quarterly Report on Form 10-Q/A. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Recent Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2021 and in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2022. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer had concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

However, management, with the participation and supervision of our Chief Executive Officer and our current Chief Financial Officer, has subsequently determined the disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting related to the controls over the accounting for our research and development expenses and related accounts which existed as of March 31, 2022, as discussed in more detail below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the Original Form 10-Q filing, in connection with the Company’s Form 10-Q for the period ended September 30, 2022, management identified a material weakness in our internal control over financial reporting related to the design and operation of management’s controls over the accounting for research and development expense accruals and related accounts. Refer to the section titled “Restatement” in Part I, Item 1, Note 1, “Restatement of Previously Issued Financial Statements” to the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 included in this Quarterly Report.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

To remediate the material weakness identified above, our management, with the oversight of the Audit Committee of the Board of Directors, has developed a remediation plan to strengthen the effectiveness of the design and operation of our internal control environment. The remediation plan includes the following actions:

•
Enhance our review procedures over significant contracts with contract research organizations and contract manufacturing organizations as well as over the periodic evaluation of ongoing activities to more accurately estimate expenses incurred for such contracts.
•
Refine quantitative and qualitative thresholds used for analytical reviews performed over research and development expenses.
•
Augment existing staff and strengthen the review process.

Based on the foregoing process and remediation measures, management believes that the above mentioned control deficiencies will be remediated, but the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further action.

Changes in Internal Control over Financial Reporting

Except with respect to the material weakness described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three-month period ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business and industry are subject to significant risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q/A, including our condensed consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could seriously harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This Quarterly Report on Form 10-Q/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q/A. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
•
We have identified a material weakness in our internal control over financial reporting which, if not remediated, may adversely affect our business, reputation, and stock price.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $26.0 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $156.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or Phase 1 clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have identified a material weakness in our internal control over financial reporting which, if not remediated, may adversely affect our business, reputation and stock price.

Our management and Audit Committee have concluded that we have a material weakness in our internal control over financial reporting relating to accounting for research and development expenses and related accounts. The effects of errors in such accounting resulted in an overstatement of research and development expenses, resulting in a restatement of the condensed consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the period ended March 31, 2022, as management determined that the aggregate effect of the individual errors in each period was material to the condensed consolidated financial statements for such fiscal quarters. Please see Part II, Item 4 - Control and Procedures for more information about the material weakness that we identified.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness that we identified will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. We cannot provide any assurances that the measures that we are planning to take will be sufficient to remediate our existing material weakness or prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.

The material weakness and ineffective internal financial and accounting controls and procedures we identified could adversely impact our ability to report our financial results on a timely and accurate basis and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

In addition, if we establish one or more collaborations, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q/A would also apply to the activities of any such future collaborators.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including limited trading volume. In addition to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q/A, these factors include:

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year of our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which requires, among other things, that the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers. Management has identified a material weakness in our internal control over financial reporting. Please see the risk factor above entitled “We have identified a material weakness in our internal control over financial reporting which, if not remediated, may adversely affect our business, reputation and stock price.”

If we are unable to maintain effective disclosure controls and procedures, our business, financial position and results of operations could be adversely affected.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the quarter ended March 31, 2022 due to a material weakness in our internal control over financial reporting as of such date. Please see Part II, Item 4 - Control and Procedures for more information about the material weakness that we identified.

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

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1	3.2	1/14/2022
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	3.4	1/14/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.	S-1/A	4.2	1/31/2022
10.1+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	10.1	1/14/2022
10.2+	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	10.2	1/14/2022
10.3+	2022 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.3	1/31/2022
10.4+	2022 Employee Stock Purchase Plan	S-1/A	10.4	1/31/2022
10.5+	Employee Incentive Compensation Plan.	S-1	10.6	1/14/2022
10.6+	Outside Director Compensation Policy.	S-1	10.12	1/14/2022
10.7+	Confirmatory Employment Letter between the Registrant and Rami Elghandour.	S-1/A	10.9	1/31/2022
10.8+	Confirmatory Employment Letter between the Registrant and Christopher Heery, M.D.	S-1/A	10.10	1/31/2022
10.9+	Confirmatory Employment Letter between the Registrant and Neeraj Teotia.	S-1/A	10.11	1/31/2022
10.10+#	Consulting Agreement between the Registrant and Danforth Advisors, LLC dated January 7, 2022.	S-1	10.14	1/14/2022
10.11+	Transition Agreement and Release between the Registrant and David Hilbert, Ph.D., dated January 7, 2022.	S-1	10.15	1/14/2022
10.12+	Form of Executive Change in Control and Severance Agreement.	S-1	10.5	1/14/2022
10.13#	Master Services Agreement between Registrant and Lonza Houston, Inc., dated September 2, 2021.	10-Q	10.13	5/12/2022
10.14#	Statement of Work A-1 between Registrant and Lonza Houston, Inc. dated February 16, 2022.	10-Q	10.14	5/12/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

† The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arcellx, Inc.

Date: November 14, 2022	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of the registrant)