Form 10-Q/A
period 2022-06-30
Arcellx, Inc.
filed 2022-11-14
CIK 1786205

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

EXPLANATORY NOTE

Arcellx, Inc. (the Company) is filing this Amendment No. 1 on Form 10-Q/A (Form10-Q/A) to amend its Quarterly Report on Form 10-Q (the Original Form 10-Q), originally filed with the U.S. Securities and Exchange Commission (SEC) on August 15, 2022, to restate certain items presented in our Original Form 10-Q. This Form 10-Q/A includes restatement of our unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2022 and amends certain other information in the Original Form 10-Q as described below in the section titled "Items Amended in the Form 10-Q/A."

Background of Restatement

On November 8, 2022, the Company, after discussion with the Audit Committee of the Board of Directors, concluded that certain material errors were made in accounting for the Company’s research and development expenses and related accounts as of and for the three months ended March 31, 2022 and as of and for the three and six months ended June 30, 2022. Subsequent to the issuance of the Original Form 10-Q, the Company determined the research and development expenses and related accounts for arrangements with contract research organizations and contract manufacturing organizations were misstated. The correction of these errors resulted in a restatement of the Company’s unaudited condensed consolidated interim financial statements and financial data covering the fiscal quarters ended March 31, 2022 and June 30, 2022 (collectively, the Restated Periods).

Refer to Note 1, Restatement of Previously Issued Financial Statements, to the unaudited condensed consolidated financial statements included in this Form 10-Q/A for more information regarding the impact of correcting these errors and adjusting for other immaterial errors on the Company’s consolidated financial statements.

The Audit Committee concluded that the previously issued unaudited condensed consolidated interim financial statements and financial data covering the Restated Periods contained in the Company’s Original Form 10-Q required restatement and should no longer be relied upon. See the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2022 for additional details.

Internal Control Over Financial Reporting

In connection with such restatement, the Company’s management has determined that there were deficiencies in its internal control over financial reporting that constituted a material weakness as of June 30, 2022. For a discussion of management’s consideration of its disclosure controls and procedures and the material weakness in its internal control over financial reporting, see Part I, Item 4, Controls and Procedures, included in this Form 10-Q/A.

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

2

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2022 and 2021	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months and Six Months Ended June 30, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II.	OTHER INFORMATION	31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Defaults Upon Senior Securities	83
Item 4.	Mine Safety Disclosures	83
Item 5.	Other Information	83
Item 6.	Exhibits	84
Signature		85

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$164,540	$30,833
Marketable securities	142,446	73,784
Prepaid expenses and other current assets	18,098	8,192
Total current assets	325,084	112,809
Restricted cash	2,501	199
Property and equipment, net	9,660	10,318
Operating lease right-of-use assets	27,449	—
Deferred offering costs	—	3,172
Prepaid research and development expenses and other long-term assets	9,969	2,284
Total assets	$374,663	$128,782
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,556	$1,333
Accrued liabilities	13,733	13,180
Operating lease liabilities, current portion	2,313	—
Deferred rent, current portion	—	183
Other current liabilities	125	149
Total current liabilities	23,727	14,845
Operating lease liabilities, net of current portion	27,200	—
Deferred rent, net of current portion	—	1,895
Other long-term liabilities	117	178
Total liabilities	51,044	16,918
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of June 30, 2022; 29,795,227 shares authorized and 5,413,272 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $29,795 as of June 30, 2022 and December 31, 2021, respectively	—	28,894
Series B redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of June 30, 2022; 49,402,623 shares authorized and 8,975,585 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $85,681 as of June 30, 2022 and December 31, 2021, respectively	—	85,367
Series C redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of June 30, 2022; 57,224,618 shares authorized and 10,396,707 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $120,000 as of June 30, 2022 and December 31, 2021, respectively	—	119,118
Total redeemable convertible preferred stock	—	233,379
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share; 200,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022; no shares authorized, issued or outstanding as of December 31, 2021	—	—
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 43,782,058 shares issued and outstanding as of June 30, 2022; 185,000,000 shares authorized and 544,210 shares issued and outstanding as of December 31, 2021	44	1
Additional paid-in capital	510,761	8,615
Accumulated other comprehensive loss	(262)	(20)
Accumulated deficit	(186,924)	(130,111)
Total stockholders’ equity (deficit)	323,619	(121,515)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$374,663	$128,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Restated)		(Restated)
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	22,083	12,643	40,139	21,164
General and administrative	9,207	3,285	17,241	6,046
Total operating expenses	31,290	15,928	57,380	27,210
Loss from operations	(31,290)	(15,928)	(57,380)	(27,210)
Other income, net	518	1	567	2
Net loss	(30,772)	(15,927)	(56,813)	(27,208)
Other comprehensive loss:
Unrealized loss on marketable securities	218	—	242	—
Comprehensive loss	$(30,990)	$(15,927)	$(57,055)	$(27,208)
Net loss per share attributable to common stockholders—basic and diluted	$(0.84)	$(36.42)	$(1.98)	$(70.20)
Weighted-average common shares outstanding—basic and diluted	36,609,772	437,258	28,729,029	387,556

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED jUNE 30, 2022

(unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity (Deficit)
Balance as of December 31, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)
Issuance of common stock (initial public offering), net of transaction costs of $15,029	—	—	—	—	—	—	9,487,500	9	127,274	—	—	127,283
Issuance of common stock (private placement), net of transaction costs of $42	—	—	—	—	—	—	590,318	1	9,957	—	—	9,958
Conversion of preferred stock to common stock	(5,413,272)	(28,894)	(8,975,585)	(85,367)	(10,396,707)	(119,118)	24,785,564	25	233,354	—	—	233,379
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	24,889	—	107	—	—	107
Exercise of stock options	—	—	—	—	—	—	286,283	—	307	—	—	307
Share-based compensation	—	—	—	—	—	—	—	—	4,481	—	—	4,481
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Net loss (restated)	—	—	—	—	—	—	—	—	—	(26,041)	—	(26,041)
Balance as of March 31, 2022 (restated)	—	$—	—	$—	—	$—	35,718,764	$36	$384,095	$(156,152)	$(44)	$227,935
Issuance of common stock (follow-on offering), net of transaction costs of $8,081	—	—	—	—	—	—	8,050,000	8	120,711	—	—	120,719
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	13,294	—	11	—	—	11
Share-based compensation	—	—	—	—	—	—	—	—	5,944	—	—	5,944
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	(218)	(218)
Net loss (restated)	—	—	—	—	—	—	—	—	—	(30,772)	—	(30,772)
Balance as of June 30, 2022 (restated)	—	$—	—	$—	—	$—	43,782,058	$44	$510,761	$(186,924)	$(262)	$323,619

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

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
	(Restated)
Cash flows from operating activities
Net loss	$(56,813)	$(27,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565	457
Noncash operating lease expense	272	—
Amortization of premiums and discounts on marketable securities	38	—
Share-based compensation	10,425	1,992
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(17,170)	(574)
Accounts payable and other current liabilities	5,667	1,000
Accrued liabilities	1,737	3,812
Operating lease liabilities	145	—
Deferred rent	—	53
Net cash used in operating activities	(55,134)	(20,468)

Cash flows from investing activities
Purchases of property and equipment	(616)	(1,246)
Purchases of marketable securities	(119,374)	—
Proceeds from maturities of marketable securities	50,114	—
Net cash used in investing activities	(69,876)	(1,246)

Cash flows from financing activities
Proceeds from issuance of common stock (initial public offering), net of transactions costs	129,156	—
Proceeds from issuance of common stock (private placement), net of transactions costs	9,958	—
Proceeds from issuance of common stock (follow-on offering), net of transactions costs	121,535	—
Proceeds from issuance of Series C redeemable convertible preferred stock, net of transaction costs	—	119,118
Proceeds from exercise of stock options	429	182
Payments for repurchase of restricted stock	—	(24)
Payments under finance leases	(59)	(330)
Payments of deferred offering costs	—	(43)
Net cash provided by financing activities	261,019	118,903

Net increase in cash and cash equivalents and restricted cash	136,009	97,189
Cash and cash equivalents and restricted cash, beginning of the year	31,032	46,795
Cash and cash equivalents and restricted cash, end of the period	$167,041	$143,984

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$35	$32
Deferred offering costs included in accounts payable and accrued liabilities	$816	$—

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

Restatement of Previously Issued Financial Statements

The Company has restated its previously reported unaudited condensed consolidated financial statements as of and for the three- and six-month periods ended June 30, 2022. The restatement reflects the correction of certain errors made in accounting for the Company’s research and development expenses and related accounts and other immaterial errors as of and for the three- and six-month periods ended June 30, 2022. The correction of these errors decreased the Company's net loss by $1.3 million and $7.7 million for the three- and six-month periods ended June 30, 2022, respectively.

The correction of the aforementioned errors and other immaterial errors reduced the research and development expenses by $1.3 million, from $23.4 million to $22.1 million, during the three-month period ended June 30, 2022 and by $7.7 million, from $47.8 million to $40.1 million, during the six-month period ended June 30, 2022, as a result of correcting the expense incurred as part of the Company's arrangements with third-party contract research organizations and contract manufacturing organizations. The following table presents the effect of the restatement on the Company's unaudited condensed consolidated financial statements:

(in thousands, except per share amounts)	As of and Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Previously Reported	Correction of Error	Restated	Previously Reported	Correction of Error	Restated
Changes in the balance sheet:
Prepaid expenses and other current assets	$18,761	$(663)	$18,098
Total current assets	325,747	(663)	325,084
Total assets	375,326	(663)	374,663
Accrued liabilities	22,059	(8,326)	13,733
Total current liabilities	32,053	(8,326)	23,727
Total liabilities	59,370	(8,326)	51,044
Accumulated deficit	(194,587)	7,663	(186,924)
Total stockholders’ equity	315,956	7,663	323,619
Total liabilities and stockholders’ equity (deficit)	375,326	(663)	374,663

Changes in the statement of operations and comprehensive loss:
Research and development	23,402	(1,319)	22,083	$47,802	$(7,663)	$40,139
Total operating expenses	32,609	(1,319)	31,290	65,043	(7,663)	57,380
Loss from operations	(32,609)	1,319	(31,290)	(65,043)	7,663	(57,380)
Net loss	(32,091)	1,319	(30,772)	(64,476)	7,663	(56,813)
Comprehensive loss	(32,309)	1,319	(30,990)	(64,718)	7,663	(57,055)
Net loss per share attributable to common stockholders—basic and diluted	(0.88)	0.04	(0.84)	(2.24)	0.26	(1.98)

Changes in the statement of cash flows:
Net loss				(64,476)	7,663	(56,813)
Prepaid expenses and other current and non-current assets				(17,833)	663	(17,170)
Accrued liabilities				10,063	(8,326)	1,737
Net cash used in operating activities				(55,134)	-	(55,134)

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

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
	(Restated)
Prepaid research and development costs	$14,907	$6,143
Other prepaid expense and current assets	3,191	2,049
Total prepaid expenses and other current assets	$18,098	$8,192

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

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
	(Restated)
Research and development accrued expenses	$10,291	$6,626
Accrued offering costs	149	1,301
Accrued bonus	1,636	3,429
Other liabilities	1,657	1,824
Total accrued liabilities	$13,733	$13,180

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2022 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q/A, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $30.8 million and $15.9 million for the three months ended June 30, 2022 and 2021, respectively, and $56.8 million and $27.2 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, we had an accumulated deficit of $186.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
	(Restated)
Operating expenses:
Research and development	$22,083	$12,643	$9,440
General and administrative	9,207	3,285	5,922
Total operating expenses	31,290	15,928	15,362
Loss from operations	(31,290)	(15,928)	(15,362)
Other income, net	518	1	517
Net loss	$(30,772)	$(15,927)	$(14,845)

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
	(Restated)
External costs:
CART-ddBCMA	$9,090	$3,861	$5,229
Preclinical and discovery costs	6,584	5,927	657
Total external costs	15,674	9,788	5,886
Internal costs	6,409	2,855	3,554
Total research and development expenses	$22,083	$12,643	$9,440

Research and development expenses were $22.1 million for the three months ended June 30, 2022 compared to $12.6 million for the three months ended June 30, 2021, an increase of $9.5 million. This increase in research and development expenses was driven by $5.2 million of higher external costs associated with our CART-ddBCMA clinical trial and $0.7 million of higher external costs related to preclinical development of our other product candidates. Additionally, our internal costs reflect an increase of $3.6 million in personnel costs principally related to the addition of research and development and clinical employees.

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

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
	(Restated)
Operating expenses:
Research and development	$40,139	$21,164	$18,975
General and administrative	17,241	6,046	11,195
Total operating expenses	57,380	27,210	30,170
Loss from operations	(57,380)	(27,210)	(30,170)
Other income, net	567	2	565
Net loss	$(56,813)	$(27,208)	$(29,605)

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
	(Restated)
External costs:
CART-ddBCMA	$17,112	$5,601	$11,511
Preclinical and discovery costs	12,020	10,222	1,798
Total external costs	29,132	15,823	13,309
Internal costs	11,007	5,341	5,666
Total research and development expenses	$40,139	$21,164	$18,975

Research and development expenses were $40.1 million for the six months ended June 30, 2022 compared to $21.2 million for the six months ended June 30, 2021, an increase of $18.9 million. This increase in research and development expenses was driven by $11.5 million of higher external costs associated with our CART-ddBCMA clinical trial and $1.8 million of higher external costs related to preclinical development of our other product candidates. Additionally, our internal costs reflect an increase of $5.6 million in personnel costs principally related to the addition of research and development and clinical employees.

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

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations. Our net losses were $30.8 million and $15.9 million for the three months ended June 30, 2022 and 2021, respectively, and $56.8 and $27.2 million for the six months ended June 30, 2022 and 2021, respectively. We expect to incur substantial additional losses in future periods. As of June 30, 2022, we had an accumulated deficit of $186.9 million. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $307.0 million.

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
	(Restated)
Net cash used in operating activities	$(55,134)	$(20,468)
Net cash used in investing activities	(69,876)	(1,246)
Net cash provided by financing activities	261,019	118,903
Net increase in cash, cash equivalents, and restricted cash	$136,009	$97,189

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 of $55.1 million was primarily attributable to our net loss of $56.8 million and net changes in operating assets and liabilities of $9.6 million, partially offset by non-cash charges for depreciation and amortization of property and equipment, operating lease expense, amortization of premiums and discounts on marketable securities, and share-based compensation in total of $11.3 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2022. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer had concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

However, management, with the participation and supervision of our Chief Executive Officer and our current Chief Financial Officer, has subsequently determined the disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting related to the controls over the accounting for our research and development expenses and related accounts which existed as of June 30, 2022, as discussed in more detail below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the Original Form 10-Q filing, in connection with the Company’s Form 10-Q for the period ended September 30, 2022, management identified a material weakness in our internal control over financial reporting related to the design and operation of management’s controls over the accounting for research and development expense accruals and related accounts, and other immaterial errors. Refer to the section titled “Restatement” in Part I, Item 1, Note 1, “Restatement of Previously Issued Financial Statements” to the unaudited interim condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2022 included in this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

Except with respect to the material weakness described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three-month period ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $56.8 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $186.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or Phase 1 clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our management and Audit Committee have concluded that we have a material weakness in our internal control over financial reporting relating to accounting for research and development expenses and related accounts. The effects of errors in such accounting resulted in an overstatement of research and development expenses, resulting in a restatement of the condensed consolidated financial statements contained in our Quarterly Reports on Form 10-Q for each of the periods ended March 31, 2022 and June 30, 2022, as management determined that the aggregate effect of the individual errors in each period was material to the condensed consolidated financial statements for such fiscal quarters. Please see Part II, Item 4 - Control and Procedures for more information about the material weakness that we identified.

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

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of each the quarters ended March 31, 2022 and June 30, 2022 due to a material weakness in our internal control over financial reporting as of such dates. Please see Part II, Item 4 - Control and Procedures for more information about the material weakness that we identified.

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