Form 10-Q
period 2022-09-30
Arcellx, Inc.
filed 2022-11-14
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 43,853,893 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II.	OTHER INFORMATION	31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 3.	Defaults Upon Senior Securities	82
Item 4.	Mine Safety Disclosures	82
Item 5.	Other Information	82
Item 6.	Exhibits	83
Signature		84

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$56,763	$30,833
Marketable securities	224,018	73,784
Prepaid expenses and other current assets	9,524	8,192
Total current assets	290,305	112,809
Restricted cash	2,501	199
Property and equipment, net	10,034	10,318
Operating lease right-of-use assets	28,969	—
Deferred offering costs	—	3,172
Prepaid research and development expenses and other long-term assets	5,518	2,284
Total assets	$337,327	$128,782
Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$2,962	$1,333
Accrued liabilities	11,212	13,180
Operating lease liabilities, current portion	2,874	—
Finance lease liabilities, current portion	27,729	—
Deferred rent, current portion	—	183
Other current liabilities	—	149
Total current liabilities	44,777	14,845
Operating lease liabilities, net of current portion	29,212	—
Finance lease liabilities, net of current portion	27,054	—
Deferred rent, net of current portion	—	1,895
Other long-term liabilities	—	178
Total liabilities	101,043	16,918
Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of September 30, 2022; 29,795,227 shares authorized and 5,413,272 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $29,795 as of September 30, 2022 and December 31, 2021, respectively	—	28,894
Series B redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of September 30, 2022; 49,402,623 shares authorized and 8,975,585 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $85,681 as of September 30, 2022 and December 31, 2021, respectively	—	85,367
Series C redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of September 30, 2022; 57,224,618 shares authorized and 10,396,707 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $120,000 as of September 30, 2022 and December 31, 2021, respectively	—	119,118
Total redeemable convertible preferred stock	—	233,379
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share; 200,000,000 shares authorized and no shares issued and outstanding as of September 30, 2022; no shares authorized, issued or outstanding as of December 31, 2021	—	—
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 43,846,393 shares issued and outstanding as of September 30, 2022; 185,000,000 shares authorized and 544,210 shares issued and outstanding as of December 31, 2021	44	1
Additional paid-in capital	516,437	8,615
Accumulated other comprehensive loss	(399)	(20)
Accumulated deficit	(279,798)	(130,111)
Total stockholders’ equity (deficit)	236,284	(121,515)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$337,327	$128,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	83,473	12,325	123,612	33,489
General and administrative	10,402	4,785	27,643	10,831
Total operating expenses	93,875	17,110	151,255	44,320
Loss from operations	(93,875)	(17,110)	(151,255)	(44,320)
Other income, net	1,001	19	1,568	21
Net loss	(92,874)	(17,091)	(149,687)	(44,299)
Other comprehensive loss:
Unrealized loss on marketable securities	137	5	379	5
Comprehensive loss	$(93,011)	$(17,096)	$(150,066)	$(44,304)
Net loss per share attributable to common stockholders—basic and diluted	$(2.12)	$(34.72)	$(4.43)	$(104.77)
Weighted-average common shares outstanding—basic and diluted	43,819,365	492,199	33,814,418	422,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

FOR THE three and nine months ended September 30, 2022

(unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity (Deficit)
Balance as of December 31, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)
Issuance of common stock (initial public offering), net of transaction costs of $15,029	—	—	—	—	—	—	9,487,500	9	127,274	—	—	127,283
Issuance of common stock (private placement), net of transaction costs of $42	—	—	—	—	—	—	590,318	1	9,957	—	—	9,958
Conversion of preferred stock to common stock	(5,413,272)	(28,894)	(8,975,585)	(85,367)	(10,396,707)	(119,118)	24,785,564	25	233,354	—	—	233,379
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	24,889	—	107	—	—	107
Exercise of stock options	—	—	—	—	—	—	286,283	—	307	—	—	307
Share-based compensation	—	—	—	—	—	—	—	—	4,481	—	—	4,481
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	—	—	—	—	(26,041)	—	(26,041)
Balance as of March 31, 2022	—	$—	—	$—	—	$—	35,718,764	$36	$384,095	$(156,152)	$(44)	$227,935
Issuance of common stock (follow-on offering), net of transaction costs of $8,081	—	—	—	—	—	—	8,050,000	8	120,711	—	—	120,719
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	13,294	—	11	—	—	11
Share-based compensation	—	—	—	—	—	—	—	—	5,944	—	—	5,944
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	(218)	(218)
Net loss	—	—	—	—	—	—	—	—	—	(30,772)	—	(30,772)
Balance as of June 30, 2022	—	$—	—	$—	—	$—	43,782,058	$44	$510,761	$(186,924)	$(262)	$323,619
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	4,526	—	4	—	—	4
Exercise of stock options	—	—	—	—	—	—	59,809	—	343	—	—	343
Share-based compensation	—	—	—	—	—	—	—	—	5,329	—	—	5,329
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	(137)	(137)
Net loss	—	—	—	—	—	—	—	—	—	(92,874)	—	(92,874)
Balance as of September 30, 2022	—	$—	—	$—	—	$—	43,846,393	$44	$516,437	$(279,798)	$(399)	$236,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

FOR THE three and nine months ended September 30, 2021

(unaudited)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock							Stockholders’ Deficit
	Series A		Series B		Series C			Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription Receivable	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
Balance as of December 31, 2020	5,413,272	$28,894	8,975,585	$85,367	—	$—	$—	333,658	$1	$1,421	$(65,142)	$—	$(63,720)
Issuance of Series C redeemable convertible preferred stock, net of transaction costs of $814	—	—	—	—	7,970,812	91,186	(10,000)	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	—	7,173	—	5	—	—	5
Exercise of stock options	—	—	—	—	—	—	—	7,522	—	7	—	—	7
Share-based compensation	—	—	—	—	—	—	—	—	—	757	—		757
Net loss	—	—	—	—	—	—	—	—	—	—	(11,281)	—	(11,281)
Balance as of March 31, 2021	5,413,272	$28,894	8,975,585	$85,367	7,970,812	$91,186	$(10,000)	348,353	$1	$2,190	$(76,423)	$—	$(74,232)
Issuance of Series C redeemable convertible preferred stock	—	—	—	—	2,425,895	27,932	10,000	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	—	3,264	—	2	—	—	2
Exercise of stock options	—	—	—	—	—	—	—	101,573	—	175	—	—	175
Share-based compensation	—	—	—	—	—	—	—	—	—	1,235	—		1,235
Net loss	—	—	—	—	—	—	—	—	—	—	(15,927)	—	(15,927)
Balance as of June 30, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	$—	453,190	$1	$3,602	$(92,350)	$—	$(88,747)
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	—	5	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	54,775	—	188	—	—	188
Share-based compensation	—	—	—	—	—	—	—	—	—	1,860	—		1,860
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	(17,091)	—	(17,091)
Balance as of September 30, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	$—	507,970	$1	$5,650	$(109,441)	$(5)	$(103,795)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities
Net loss	$(149,687)	$(44,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904	710
Interest expense	595	—
Loss on disposal of property and equipment	1	3
Noncash operating lease expense	593	—
Right of use asset expensed	63,148	—
Amortization of premiums and discounts on marketable securities	(768)	60
Share-based compensation	15,754	3,852
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(4,150)	(649)
Accounts payable and other current liabilities	1,494	1,079
Accrued liabilities	(677)	6,494
Operating lease liabilities	1,010	—
Deferred rent	—	58
Net cash used in operating activities	(71,783)	(32,692)

Cash flows from investing activities
Purchases of property and equipment	(1,001)	(1,030)
Purchases of marketable securities	(247,980)	(61,283)
Proceeds from maturities of marketable securities	97,685	—
Net cash used in investing activities	(151,296)	(62,313)

Cash flows from financing activities
Proceeds from issuance of common stock (initial public offering), net of transactions costs	129,156	—
Proceeds from issuance of common stock (private placement), net of transactions costs	9,958	—
Proceeds from issuance of common stock (follow-on offering), net of transactions costs	120,719	—
Proceeds from issuance of Series C redeemable convertible preferred stock, net of transaction costs	—	119,118
Proceeds from exercise of stock options	773	369
Payments for repurchase of restricted stock	—	(24)
Payments under finance lease	(9,295)	—
Payments under capital leases	—	(359)
Payments of deferred offering costs	—	(668)
Net cash provided by financing activities	251,311	118,436

Net increase in cash and cash equivalents and restricted cash	28,232	23,431
Cash and cash equivalents and restricted cash, beginning of the year	31,032	46,795
Cash and cash equivalents and restricted cash, end of the period	$59,264	$70,226

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$430	$850
Deferred offering costs included in accounts payable and accrued liabilities	$—	$—

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

Liquidity

The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future as it continues development of drug candidates, including preclinical and clinical testing and regulatory approval prior to commercialization. The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. Even if drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales or generate operating income or cash flows. The Company expects that its cash and cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

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

In our management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2022 and December 31, 2021, our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, our condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and our statements of condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021. Interim results are not necessarily indicative of results for an entire year.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the Company’s Annual Report on Form 10-K during the nine months ended September 30, 2022, except for the adoption of the new lease accounting standard effective January 1, 2022, as discussed below.

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

An ROU asset represents the right to control the use of an identified asset over the lease term and a lease liability represents the obligation to make lease payments arising from the lease. The Company uses the discount rate implicit in the lease, if available, or its incremental borrowing rate on the lease commencement date to determine the present value of lease payments. The lease terms used to calculate the ROU assets and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company expenses ROU assets acquired for research and development activities under Accounting Standards Codification (ASC) Topic 730, Research and Development, if they do not have alternative future use, in research and development projects or otherwise.

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

Pre-Launch Inventory

Prior to FDA approval, the Company's policy is to recognize the cost associated with acquiring raw materials and production for clinical trials and pre-launch inventory, including third-party CMO and CDMO, as research and development expense in its consolidated statements of operations, in the period in which the costs are incurred.

3. Restricted Cash

The Company is required to maintain cash collateral on deposit in segregated money market bank accounts, as a condition of its lease agreements. The bank may restrict withdrawals or transfers by, or on behalf of, the Company. The required restricted cash reserve totaled $2.5 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively. This amount is presented as restricted cash on the accompanying consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheets to the statements of cash flows (in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$56,763	$70,027
Restricted cash	2,501	199
Total	$59,264	$70,226

4. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$46,204	$—	$—
Money market fund (long-term restricted cash)	2,501	—	—
Marketable securities:
Commercial paper	—	133,194	—
Corporate debt	—	17,953	—
Government agency	—	72,871	—
Total assets measured at fair value	$48,705	$224,018	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$26,472	$—	$—
Money market fund (long-term restricted cash)	199	—	—
Marketable securities:(1)
Commercial paper	—	43,969	—
Corporate debt	—	17,072	—
U.S. government agency	—	5,053	—
Asset-backed securities	—	7,690	—
Total assets measured at fair value	$26,671	$73,784	$—

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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2022 or the year ended December 31, 2021.

5. Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$133,194	$—	$—	$133,194
Corporate debt	18,052	—	(99)	17,953
Government agency	73,171	—	(300)	72,871
Total	$224,417	$—	$(399)	$224,018

	December 31, 2021(1)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$43,969	$—	$—	$43,969
Corporate debt	17,084	—	(12)	17,072
U.S. government agency	5,056	—	(3)	5,053
Asset-backed securities	7,695	—	(5)	7,690
Total	$73,804	$—	$(20)	$73,784

(1) These items have been reclassified to conform to current period presentation.

All of the Company’s available-for-sale debt marketable securities held as of September 30, 2022 had contractual maturities of less than one year. The Company had 17 securities in an unrealized loss position with an aggregate related fair value of $88.8 million as of September 30, 2022. All securities in an unrealized loss position as of September 30, 2022 had been in a loss position for less than 12 months. Unrealized losses on available-for-sale marketable securities as of September 30, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the nine months ended September 30, 2022. The Company does not intend to sell these securities or expect to be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid research and development costs	$6,909	$6,143
Other prepaid expense and current assets	2,615	2,049
Total prepaid expenses and other current assets	$9,524	$8,192

7. Commitments

Pursuant to the manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product CART-ddBCMA (Lonza Agreement), the Company entered into a statement of work with Lonza (Lonza SOW) in February 2022, for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. The Lonza SOW contains an embedded lease as the Company has exclusive use of, and control over, a portion of manufacturing facilities during the contractual term. The Lonza SOW also contains an agreement to purchase inventory that is accounted for separately. The term of the Lonza SOW expires December 31, 2024, unless earlier terminated by either party or unless extended due to certain delays or suspensions or by mutual agreement. The Lonza SOW was non-cancellable for the first six months of the term and carried minimum non-cancellable costs including upfront payments, milestone fees, and fixed monthly payments during the related period. Subsequent to the non-cancellable period, the Company may terminate the arrangement for any reason upon 12 months prior notification to Lonza.

As of September 30, 2022, the Company’s minimum non-cancellable costs payable to Lonza was approximately $47.7 million, of which $27.7 million is reflected in the current finance lease liabilities (see Note 9). Variable costs under this arrangement include materials, external testing, and other services. The Company paid $2.8 million and $13.7 million under this arrangement during the three and nine months ended September 30, 2022.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Research and development accrued expenses	$6,521	$6,626
Accrued offering costs	—	1,301
Accrued bonus	2,856	3,429
Other liabilities	1,835	1,824
Total accrued liabilities	$11,212	$13,180

9. Leases

Operating Leases

In July 2022, the Company entered into a new operating lease agreement for 57,902 square feet of office and laboratory space in Rockville, Maryland for a term of approximately 12.9 years with total undiscounted minimum lease payments of approximately $31.0 million. The Rockville lease contains annual rent escalation and rent abatement clauses as well as an allowance of approximately $12.1 million for tenant improvements. The Rockville lease provides for optional two five-year extensions. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option. The Company consulted a qualified third-party valuation specialist and determined an incremental borrowing rate of 12.0% to be used as the discount rate of for measuring the related operating lease liabilities.

In May 2022, the Company entered into a new operating lease agreement for 51,822 square feet of office and laboratory space in Redwood City, California for a term of approximately 11.7 years with total undiscounted minimum lease payments of approximately $56.5 million. The Redwood City lease contains annual rent escalation and rent abatement clauses as well as an allowance of approximately $9.8 million for tenant improvements. The Redwood City lease provides for an optional five-year extension. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option. The Company consulted a qualified third-party valuation specialist and determined an incremental borrowing rate of 8.5% to be used as the discount rate of for measuring the related operating lease liabilities.

The Company also leases office and laboratory space in Gaithersburg, Maryland that has a term that expires in 2030 unless renewed. This operating lease agreement contains rent escalation, rent abatement clauses, tenant improvement allowances, and optional renewal clauses.

All three operating leases include variable lease payments, which are primarily related to common area maintenance, taxes and utility charges. The Company also has short-term operating leases with a term of one year or less.

Finance Leases

The Lonza SOW contains an embedded lease as the Company has the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the manufacturing arrangement. Lease commencement occurred during the three months ended September 30, 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under the Company's exclusive use and control.

The Company elected the practical expedient to combine the lease component and the non-lease components associated with the lease component as a single lease component, except as related to the non-lease component associated with purchase of inventory. As the Company acquired ROU assets that represented assets acquired for research and development activities that did not have an alternative future use, the Company recorded $63.1 million of research and development expense and $0.6 million of interest expense (included in other income, net in the accompanying condensed consolidated statements of operations) on its finance lease liabilities during the three months ended September 30, 2022. The Company had $27.7 million and $27.1 million of current and non-current finance lease liabilities, respectively, for this lease arrangement as of September 30, 2022.

The Company's total lease costs were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Finance lease costs:
Right-of-use assets with no alternative future use	$63,147	$63,147
Amortization of right-of-use assets	25	77
Interest on lease liabilities	598	604
Operating lease costs	1,472	2,299
Short-term lease costs	7	750
Variable lease costs	675	953
Total lease costs	$65,924	$67,830

Future minimum lease payments were as follows (in thousands) as of September 30, 2022:

	Operating Leases	Finance Leases
Through December 31, 2022	$685	$8,314
2023	3,083	27,699
2024	6,045	23,866
2025	8,161	—
2026	8,412	—
2027	8,672	—
Thereafter	58,873	—
Total lease payments	93,931	59,879
Less:
Tenant improvement incentive	(21,936)	—
Imputed interest	(39,909)	(5,096)
Present value of total lease liabilities	$32,086	$54,783

Supplemental cash flow information related to leases is as follows (in thousands):

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,191
Financing cash flows from finance leases	9,295
Right-of-use assets obtained in exchange for new operating lease liabilities	29,562

Weighted-average remaining lease terms and discount rates were as follows as of September 30, 2022:

Weighted-average remaining lease term — finance leases	2.3 years
Weighted-average remaining lease term — operating leases	11.5 years
Weighted-average discount rate — finance leases	9.5%
Weighted-average discount rate — operating leases	9.6%

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

All shares that were early exercised by the employees of the Company are considered legally issued. However, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	September 30, 2022	December 31, 2021
Total shares of common stock legally issued and outstanding	43,846,393	544,967
Less: unvested early exercised shares of common stock	—	(757)
Total shares issued and outstanding	43,846,393	544,210

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company through September 30, 2022.

In the event of any liquidation or dissolution of the Company, the holders of common stock are entitled to the assets of the Company legally available for distribution.

11. Share-Based Compensation

The Company’s 2017 Equity Incentive Plan (the 2017 Plan) provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock awards to the Company's employees, directors, and consultants. The 2017 Plan terminated one business day prior to effectiveness of the 2022 Equity Incentive Plan (the 2022 Plan) with respect to the grant of future awards. The 2022 Plan became effective on February 3, 2022 and provides for the grant of incentive stock options to the Company's employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), and performance awards to the Company's employees, directors, and consultants.

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

Share-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$3,569	$1,860	$10,997	$3,852
Restricted stock units	1,162	—	2,807	—
Restricted stock units - executive officer	598	—	1,950	—
Total share-based compensation expense	$5,329	$1,860	$15,754	$3,852

The Company recognized $5.3 million in share-based compensation expense during the three months ended September 30, 2022, of which $1.6 million was included in research and development expense and $3.7 million was included in general and administrative expense in the accompanying condensed consolidated statements of operations. The Company recognized $1.9 million in share-based compensation expense during the three months ended September 30, 2021, of which $0.5 million was included in research and development expense and $1.4 million was included in general and administrative expense in the accompanying condensed consolidated statements of operations.

The Company recognizeld $15.8 million in share-based compensation expense during the nine months ended September 30, 2022, of which $5.3 million was included in research and development expense and $10.5 million was included in general and administrative expense in the accompanying condensed consolidated statements of operations. The Company recognized $3.9 million in share-based compensation expense during the nine months ended September 30, 2021, of which $1.0 million was included in research and development expense and $2.9 million was included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Stock Options

Stock options granted under the 2017 Plan and the 2022 Plan vest over three or four years and expire after 10 years. The Company uses the Black Scholes option pricing model to determine the grant date fair value of stock options.

A summary of stock option activity for awards under the 2017 Plan and the 2022 Plan is presented below:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2022	5,598,830	$5.36	8.9	$7,349
Granted	3,448,158	14.59
Forfeited	(217,803)	10.02
Exercised	(388,802)	2.00
Outstanding as of September 30, 2022	8,440,383	$9.34
Exercisable as of September 30, 2022	2,876,912	$6.29
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of September 30, 2022.

Restricted Stock Units

RSUs granted under the 2022 Plan generally vest annually over three or four years. The Company uses the market price of the Company’s common shares on the date of grant to determine the fair value of RSUs.

A summary of RSU activity for awards under the 2022 Plan is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	—	$—
Granted	911,452	17.06
Vested	—	—
Forfeited	(29,828)	17.84
Outstanding as of September 30, 2022	881,624	$17.03

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

Each RSU granted in the RSU Award entitles the recipient to one share of common stock upon vesting subject to the service, performance, and market conditions. All 952,804 RSUs were outstanding as of September 30, 2022 and December 31, 2021 and no RSUs were vested as of September 30, 2022 and December 31, 2021.

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

Upon completion of the IPO in February 2022, the performance condition of the RSU Award was satisfied and the Company began recognizing share-based compensation expense on an accelerated attribution basis over the anticipated service period (10 years) and based on the fair value (aggregate $10.3 million) according to the IPO scenario as no other performance condition was deemed probable at the time of the IPO. The Company recognized $0.6 million and $2.0 million in share-based compensation expense related to this RSU Award during the three and nine months ended September 30, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Redeemable convertible preferred stock	—	24,785,564	—	24,785,564
Options to purchase common stock	8,440,383	5,231,618	8,440,383	5,231,618
Unvested shares of restricted common stock from early exercises	—	—	-	—
Restricted stock units	881,624	—	881,624	—
Restricted stock units - executive officer	952,804	952,804	952,804	952,804
Total	10,274,811	30,969,986	10,274,811	30,969,986

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a clinical-stage biotechnology company reimagining cell therapy through the development of innovative immunotherapies for patients with cancer and other incurable diseases. We believe cell therapies are one of the forward pillars of medicine and our mission is to advance humanity by engineering cell therapies that are safer, more effective and more broadly accessible. Though cell therapies have shown benefits to date, cell therapies have historically been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional Chimeric Antigen Receptor T-cells (CAR-Ts). Existing cell therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can overcome these limitations by engineering a new class of D-Domain powered autologous and allogeneic CAR-Ts, including classical single infusion CAR-Ts called ddCARs and dosable and controllable universal CAR-Ts called ARC-SparX, to address hematologic cancers, solid tumors, or indications outside of oncology such as autoimmune diseases. In the second quarter of 2022, we announced positive preliminary results for the first 31 patients dosed in our ongoing Phase 1 clinical trial of CART-ddBCMA, our lead ddCAR product candidate, for treatment of relapsed or refractory (r/r) Multiple Myeloma (MM), which demonstrated that D-Domains can potentially provide meaningful clinical benefits. We plan to initiate additional trials with CART-ddBCMA, including iMMagine, our Phase 2 pivotal trial in r/r MM, in late 2022, as well as expansion studies to earlier lines of therapy. We are also advancing our novel ARC-SparX programs, ACLX-001 in r/r MM and ACLX-002 in r/r acute myeloid leukemia (AML) and high risk myelodysplastic syndrome (MDS). We initiated our Phase 1 clinical trial for ACLX-001 in the second quarter of 2022 and plan to initiate our Phase 1 clinical trial for ACLX-002 in 2022. We are also exploring indications in solid tumors, as well as integrating AI-powered discovery and computational tools to expand the applicability of our platforms.

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $92.9 million and $17.1 million for the three months ended September 30, 2022 and 2021, respectively, and $149.7 million and $44.3 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, we had an accumulated deficit of $279.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•
Expand the clinical program for CART-ddBCMA to include expanded enrollment of the Phase 1 clinical trial, the initiation of the planned Phase 2 pivotal trial, and subsequent clinical trials focused on earlier lines of therapy;
•
Grow our supply and contract manufacturing infrastructure to support the continued development of CART-ddBCMA;
•
Initiate or continue to advance clinical trials to evaluate our lead ARC-SparX product candidates, ACLX-001, ACLX-002, and other pipeline programs;
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

As of September 30, 2022, we had cash and cash equivalents and marketable securities of $280.8 million. Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and marketable securities are adequate to fund operations for at least the next twelve months.

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

Recent Developments

The following are recent developments to our business and clinical development of our most advanced candidates, CART-ddBCMA and ACLX-001:

•
We issued and sold an aggregate of 8,050,000 shares of our common stock, which includes the full exercise by the underwriters of their option to purchase an additional 1,050,000 shares of our common stock in a follow-on public offering at a price of $16.00 per share, raising aggregate gross proceeds of $128.8 million, before deducting underwriting discounts and commissions and offering expenses, which closed on June 21, 2022.
•
We executed a new lease for office and laboratory space in Rockville, Maryland.

•
We initiated our iMMagine-1 Phase 2 pivotal study for CART-ddBCMA and dosed the first patients with cell product manufactured at Lonza.

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
•
Establishing and maintaining sufficient manufacturing capabilities, whether internally or with third parties, including securing raw material supply;
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

Additionally, we have identified an embedded lease within the Lonza Manufacturing Services Agreement as we have the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the manufacturing arrangement. We have elected to use the practical expedient not to separate non-lease components from lease components and instead to account for the lease component and the non-lease components associated with that lease component as a single lease component. Lease commencement occurred during the three months ended September 30, 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under our exclusive use and control. As we acquired ROU assets that represented assets acquired for research and development activities that did not have an alternative future use, we recorded $63.1 million of research and development expense during the three months ended September 30, 2022.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$83,473	$12,325	$71,148
General and administrative	10,402	4,785	5,617
Total operating expenses	93,875	17,110	76,765
Loss from operations	(93,875)	(17,110)	(76,765)
Other income, net	1,001	19	982
Net loss	$(92,874)	$(17,091)	$(75,783)

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
External costs:
CART-ddBCMA	$67,484	$6,873	$60,611
Other research and development costs	7,395	1,548	5,847
Total external costs	74,879	8,421	66,458
Internal costs	8,594	3,904	4,690
Total research and development expenses	$83,473	$12,325	$71,148

Research and development expenses were $83.5 million for the three months ended September 30, 2022 compared to $12.3 million for the three months ended September 30, 2021, an increase of $71.2 million. $63.1 million of the increase resulted from a finance lease right-of-use asset related to research and development with no future alternative use and was therefore expensed during the three months ended September 30, 2022. The increase in research and development expenses was further driven by $5.8 million of higher external costs related to other research and development costs. Additionally, our internal costs reflect an increase of $4.7 million in personnel costs mainly related to the addition of research and development and clinical employees. These increases were offset by a $3.2 million decrease in CDMO cost due to timing of manufacturing runs.

General and Administrative Expenses

General and administrative expenses were $10.4 million for the three months ended September 30, 2022 compared to $4.8 million for the three months ended September 30, 2021, an increase of $5.6 million. This increase was driven by an increase of $3.3 million in personnel related costs due to an increase in headcount and $1.5 million in professional fees related to consulting, insurance and accounting and audit services.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$123,612	$33,489	$90,123
General and administrative	27,643	10,831	16,812
Total operating expenses	151,255	44,320	106,935
Loss from operations	(151,255)	(44,320)	(106,935)
Other income, net	1,568	21	1,547
Net loss	$(149,687)	$(44,299)	$(105,388)

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
External costs:
CART-ddBCMA	$84,597	$11,479	$73,118
Other research and development costs	16,356	9,728	6,628
Total external costs	100,953	21,207	79,746
Internal costs	22,659	12,282	10,377
Total research and development expenses	$123,612	$33,489	$90,123

Research and development expenses were $123.6 million for the nine months ended September 30, 2022 compared to $33.5 million for the nine months ended September 30, 2021, an increase of $90.1 million. $63.1 million of the increase resulted from a finance lease right-of-use asset related to research and development with no future alternative use and was therefore expensed during the nine months ended September 30, 2022. The increase in research and development expenses was further driven by $10.0 million of higher external costs associated with our CART-ddBCMA clinical trial and manufacturing costs and $6.7 million of higher external costs related to preclinical development of our other product candidates. Additionally, our internal costs reflect an increase of $10.4 million in personnel costs principally related to the addition of research and development and clinical employees.

General and Administrative Expenses

General and administrative expenses were $27.6 million for the nine months ended September 30, 2022 compared to $10.8 million for the nine months ended September 31, 2021, an increase of $16.8 million. This increase was driven by an increase of $10.3 million in personnel related costs due to an increase in headcount and $4.3 million in professional fees related to consulting, insurance and accounting and audit services. September 30, 2021, an increase of $16.el related costs due to an increase in headcount, $4.3 mill

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations. Our net losses were $92.9 million and $17.1 million for the three months ended September 30, 2022 and 2021, respectively, and $149.7 and $44.3 million for the nine months ended September 30, 2022 and 2021. We expect to incur substantial additional losses in future periods. As of September 30, 2022, we had an accumulated deficit of $279.8 million. As of September 30, 2022, we had cash and cash equivalents and marketable securities of $280.8 million.

During the first quarter of 2022, we received approximately $127.3 million and $10.0 million, respectively, in net cash proceeds from our IPO and a private placement subsequent to the IPO. Additionally, during the second quarter of 2022, we received approximately $120.7 million, after deducting underwriting discounts and commissions and other offering expenses from our follow-on public offering. Prior to the IPO, we financed our operations primarily through the sale of redeemable convertible preferred stock and convertible promissory notes totaling $234.8 million in gross cash proceeds. Based on our current operating plan, we believe that our existing cash and cash equivalents, and marketable securities together with the proceeds from our IPO, the private placement subsequent to the IPO, and our follow-on public offering are adequate to fund our planned operations for at least the next twelve months.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(71,783)	$(32,692)
Net cash used in investing activities	(151,296)	(62,313)
Net cash provided by financing activities	251,311	118,436
Net increase in cash, cash equivalents, and restricted cash	$28,232	$23,431

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 of $71.8 million was primarily attributable to our net loss of $149.7 million and net changes in operating assets and liabilities of $2.3 million, partially offset by non-cash charges for right of use asset expensed of $63.1 million, share-based compensation expense of $15.8 million, and depreciation and amortization expense of $0.9 million.

Net cash used in operating activities during the nine months ended September 30, 2021 of $32.7 million was primarily attributable to our net loss of $44.3 million, partially offset by non-cash charges for depreciation of property and equipment and share-based compensation in total of $4.6 million and net changes in operating assets and liabilities of $7.0 million.

Investing Activities

Net cash used in investing activities of $151.3 million during the nine months ended September 30, 2022 was attributable to $150.3 million in net purchases of marketable securities.

Net cash used in investing activities of $62.3 million during the nine months ended September 30, 2021 was attributable to $61.3 million in net purchases of marketable securities and $1.0 million of purchases of lab equipment.

Financing Activities

Net cash provided by financing activities of $251.3 million during the nine months ended September 30, 2022 was primarily attributable to net proceeds of $129.2 million from the issuance of common stock as part of our IPO, net proceeds of $10.0 million from the issuance of common stock as part of a private placement, net proceeds of $121.5 million from the issuance of common stock as part of our follow-on public offering, offset by $9.3 million in finance lease payments.

Net cash provided by financing activities of $118.4 million during the nine months ended September 30, 2021 was primarily attributable to net proceeds of $119.1 million from the sale of shares of our Series C redeemable convertible preferred stock and proceeds of $0.4 million from the exercise of stock options, partially offset by $0.7 million in offering costs and $0.4 million for capital lease payments.

Contractual Obligations and Contingencies

We lease office and laboratory spaces in Gaithersburg and Rockville, Maryland and Redwood City, California, all under non-cancelable operating leases with a term that expires between 2030 and 2034 unless renewed. Rent expense is recorded on a straight-line basis over the term of the lease. The total future undiscounted minimum lease payments are $93.9 million related to our operating leases as of September 30, 2022.

In September 2021, we entered into a manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product CART-ddBCMA (the Lonza Agreement), whereby Lonza agreed to perform certain process and analytical development activities and to collaborate with the Company to develop a statement of work setting forth certain technology transfer and cGMP manufacturing activities relating to CART-ddBCMA. In February 2022, and pursuant to the Lonza Agreement, we entered into a statement of work (Lonza SOW) for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. The Lonza SOW expires December 31, 2024, unless earlier terminated by either party or unless extended due to certain delays or suspensions or by mutual agreement. The Lonza SOW was non-cancellable for the first six months of the term and carried minimum non-cancellable costs including upfront payments, milestone fees, and fixed monthly payments during the related period. Subsequent to the non-cancellable period, we may terminate the arrangement for any reason upon 12 months’ prior notification to Lonza. As of September 30, 2022, our minimum non-cancellable costs payable to Lonza was approximately $47.7 million.

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or area reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022, except for the adoption of the new lease accounting standard effective January 1, 2022, as discussed below.

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

An ROU asset represents the right to control the use of an identified asset over the lease term and a lease liability represents the obligation to make lease payments arising from the lease. We use the discount rate implicit in the lease, if available, or our incremental borrowing rate on the lease commencement date to determine the present value of lease payments. The lease terms used to calculate the ROU assets and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We expense ROU assets acquired for research and development activities under ASC 730, Research and Development, if they do not have alternative future use, in research and development projects or otherwise.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods set forth in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, management recognizes that any control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting related to the controls over the accounting for our research and development expenses and related accounts, as discussed in more detail below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In preparing this Quarterly Report on Form 10-Q, management identified errors in the accounting for research and development expense accruals and related accounts, and other immaterial errors, which impacted (i) our previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2022 (the “Q1 2022 Financial Statements”), included in our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022, and (ii) our previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 (the “Q2 2022 Financial Statements” and, together with the Q1 2022 Financial Statements, the “Prior Financial Statements”). These accounting errors resulted in (i) an overstatement of research and development expenses of $6.3 million for the three months ended March 31, 2022 and (ii) overstatements of research and development expenses of $1.3 million and $7.6 million for the three and six months ended June 30, 2022, respectively. We filed a Form 10-Q/A for each of the periods impacted by the above (the “Amended Reports”) and included restated Q1 2022 Financial Statements and restated Q2 2022 Financial Statements, as applicable, with each Amended Report.

Management determined that a material weakness existed in the Company’s internal control over financial reporting as of March 31, 2022, June 30, 2022 and September 30, 2022 related to the design and operation of management's controls over the accounting for research and development expense accruals and related accounts, which resulted in the aforementioned misstatements.

Management also reassessed its conclusions regarding our disclosure controls and procedures as of March 31, 2022 and June 30, 2022 in light of the misstatements described above. Because management determined that the material weakness in internal control over financial reporting described above existed as of March 31, 2022 and June 30, 2022, management also concluded that we did not maintain effective disclosure controls and procedures at the reasonable assurance level as of the end of the quarterly periods ended March 31, 2022 and June 30, 2022.

Remediation Plan

Our management, with the oversight of the Audit Committee of the Board of Directors, has updated our internal processes and controls to strengthen their effectiveness and developed a remediation plan which includes the following actions:

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

We will not be able to conclude whether the actions we are taking will fully remediate the material weakness in our internal control over financial reporting until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further action.

Changes in Internal Control over Financial Reporting

Except with respect to the material weakness and plans for remediation described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $149.7 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $279.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or Phase 1 clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We are early in our development efforts. We are still developing our D-Domain, ddCAR and ARC-SparX platforms, and conducting drug discovery and preclinical studies for a number of product candidates while advancing our ongoing Phase 1 clinical trials for CART-ddBCMA and ACLX-001. We have treated a small number of patients as of the date hereof and our clinical experience with our initial product candidates is limited. Because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

There is a high failure rate for biopharmaceutical products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy and/or feedback during the period of product development.

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
•
Establishing and maintaining sufficient manufacturing capabilities, whether internally or with third parties, for clinical and commercial supply, including procurement of raw materials;
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

Our Phase 1 trial of ACLX-001 is intended to serve as clinical validation of our ARC-SparX platform as we seek to understand the pharmacokinetics, safety profile, and dosing strategy for future clinical development. Upon completion of the Phase 1 trial, we will leverage the learnings from this trial to advance our AML/MDS programs utilizing ARC-SparX and consider developing additional SparX for r/r MM for a broader pipeline in this disease area. If we do not successfully complete the Phase 1 trial for ACLX-001 in a timely manner or fail to achieve favorable results from the trial, we may experience significant delays or other issues in advancing our other ARC-SparX product candidates including ACLX-002, and our other discovery projects in AML and other tumor settings.

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

We have designed a new binding domain that we believe should have low immunogenicity because we also removed potentially immunogenic sequences from their binding domains, which we refer to as “deimmunization.” However, it has never been tested in humans outside of our current Phase 1 trials and we cannot guarantee that there will not be any unexpected side effects from this binding domain or the SparX proteins that we plan to test as part of our product candidates. Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition in vivo by our novel binding domains, our product candidates may still cause unintended off-target recognition in patients. Additionally, our genetically modified T-cells, the ddCARs and the ARC-T cells, may still bind targets other than the target antigens or the TAG on our SparX proteins, respectively. If significant unexpected binding or off-target binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or other unexpected characteristics. Detection of any significant unexpected or off-target binding may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential off-target tissue that our product candidates may interact with. Any unexpected or off-target binding that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials and ability to proceed to marketing approval and commercialization.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance on conducting clinical trials during the pandemic, which was updated in July 2020, January 2021, and August 2021. The guidance describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report (or as a separate document) contingency measures implemented to manage the trial and any disruption of the trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19 pandemic-related trial disruptions by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or trial, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial. In its most recent update to this guidance, the FDA addressed questions received from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for INDs and handle remote site monitoring visits. There is no assurance that this guidance governing clinical trials during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $280.8 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Despite the implementation of security measures, our internal computer systems and networks and those of our current and future CROs and other contractors and consultants are vulnerable to damage, breakdown, or interruption from computer viruses, ransomware, or other malware, phishing, social engineering, fraudulent inducement, electronic fraud, wire fraud, human error or malfeasance, unauthorized access, natural disasters, and telecommunication and electrical failures. For example, our employees have received and likely will continue to receive phishing or “spoofed” emails to induce them to make payments to fraudulent accounts. While we have not experienced any such material system failure or security breach or incident to date, if such an event were to occur impacting ourselves or our current or future CROs or other contractors or consultants, it could result in a material disruption of our development programs and our business operations and could lead to the loss of confidential information, financial assets, trade secrets or other intellectual property, or could lead to unauthorized access to or use, modification, unavailability, disclosure, loss or acquisition of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves or of third parties that we maintain, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

In addition, the California Consumer Privacy Act (CCPA) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and to provide such consumers a right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. Additionally, California voters voted to approve the California Privacy Rights Act (CPRA) in November 2020, which modifies the CCPA significantly, with most modifications going into effect January 1, 2023. The CPRA has created further uncertainty and has required, and may require, us to incur additional costs and expenses in an effort to comply. Many similar privacy laws have been enacted or proposed at the federal level and in other states. For example, Virginia enacted its Consumer Data Protection Act in March 2021, Colorado enacted the Colorado Privacy Act in June 2021, Utah enacted the Utah Consumer Privacy Act in March 2022, and Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring in May 2022. Each of these differs from the CCPA and CPRA and becomes effective in 2023. The CCPA, CPRA, and other new and evolving legislation may increase our compliance costs and potential liability.

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a substantial amount of our outstanding voting stock. Therefore, these stockholders, if they act together, will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interests as one of our stockholders. Further, the significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

From time to time, the Financial Accounting Standards Board (FASB), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations, or reported cash flows. In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. We adopted this new standard for the year beginning January 1, 2022. Consequently, all of our operating lease commitments were recognized as lease liabilities, with corresponding right-of-use assets, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Upon adoption of the standard, we recorded operating lease right-of-use (ROU) assets in the amount of $3.3 million and operating lease liabilities in the amount of $5.4 million on the consolidated balance sheet, with a $2.1 million reclassification of deferred rent and tenant improvement allowances. In addition, we entered into a new operating lease in May 2022, for which we recorded operating lease ROU assets and operating lease liabilities in the amount of $24.4 million as of the lease inception date. We entered into another new operating lease in July 2022, for which we recorded operating lease ROU assets and operating lease liabilities in the amount of $4.7 million and $4.5 million, respectively as of the lease inception date. Any difficulties in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, our operating results could be significantly affected.

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

Pursuant to our Amended and Restated 2022 Employee Stock Purchase Plan (the 2022 ESPP), our employees may receive the right to purchase shares of our common stock.

Initially, the aggregate number of shares of our common stock available for sale under our 2022 ESPP is 312,500 shares. The number of shares of Common Stock available for issuance under the Plan will be increased on the first day of each Fiscal Year beginning for the Fiscal Year following the Fiscal Year in which the first Enrollment Date (if any) occurs equal to the least of (i) 312,500 shares of Common Stock, (ii) one percent (1.0%) of the outstanding shares of Common Stock on the last day of the immediately preceding Fiscal Year, or (iii) an amount determined by the Administrator.

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

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Management has identified a material weakness in our internal control over financial reporting. Please see the risk factor below entitled “We have identified a material weakness in our internal control over financial reporting which, if not remediated, may adversely affect our business, reputation and stock price.

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

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of each of the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 due to a material weakness in our internal control over financial reporting as of such dates. Please see Part II, Item 4 - Control and Procedures for more information about the material weakness that we identified.

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

Incorporation by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	S-1	3.2	1/14/2022
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	3.4	1/14/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.	S-1/A	4.2	1/31/2022
10.1*+	Amended and Restated 2022 Employee Stock Purchase Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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