Form 10-K
period 2022-12-31
Arcellx, Inc.
filed 2023-03-29
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $452.5 million based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
The number of shares of Registrant’s Common Stock outstanding as of March 28, 2023 was 47,840,388.

“Arcellx,” “we,” “us,” “our,” or “the Company” as used in this Annual Report on Form 10-K refer to Arcellx, Inc. and, where appropriate, our subsidiary, Subdomain, LLC.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

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
•
our ability to maintain our collaborative relationship with Kite in connection with the development, manufacturing and commercialization of certain of our product candidates;
•
the expected benefits of potential strategic collaborations with third parties, including our collaboration with Kite and our ability to attract additional collaborators with development, regulatory and commercialization expertise;
•
the size of the market opportunity for our product candidates and our ability to maximize those opportunities;
•
the success of competing therapies that are or may become available;
•
our estimates of the number of patients who suffer from the diseases we are targeting and the number of participants that will enroll in our clinical trials;
•
the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
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
•
the lasting impact of the COVID-19 pandemic or other related disruptions on our business;
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
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•
our financial performance;
•
the sufficiency of our existing cash and cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act;
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
our anticipated use of our existing resources.

Forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about the business and future financial results of the pharmaceutical industry, and other legal, regulatory, and economic developments. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “intend,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue,” “likely,” and similar expressions (including their use in the negative) intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. Actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including, but not limited to, those described in Part I, Item 1A (Risk Factors) of this Annual Report.

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference in this Annual Report and have filed with or furnished to the U.S. Securities and Exchange Commission (the SEC) completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company reimagining cell therapy through the development of innovative immunotherapies for patients with cancer and other incurable diseases. We believe cell therapies are one of the forward pillars of medicine, and our mission is to advance humanity by engineering cell therapies that are safer, more effective and more broadly accessible. Although cell therapies have shown benefits to date, cell therapies have historically been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional Chimeric Antigen Receptor T-cells (CAR-Ts). Existing cell therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be difficult to manufacture, beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can address these limitations by engineering a new class of D-Domain powered cell therapies, including classical single infusion CAR-Ts called “ddCARs” and dosable and controllable universal CAR-Ts called “ARC-SparX”, to address hematologic cancers, solid tumors, and indications outside of oncology, such as autoimmune diseases. Our lead program is a BCMA-targeting ddCAR product candidate called “CART-ddBCMA”, which is currently being evaluated in our pivotal Phase 2 “iMMagine-1” trial in patients with relapsed or refractory multiple myeloma (rrMM). We have partnered CART-ddBCMA with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement, as described in more detail in “Licenses and Collaborations” below (the Kite Collaboration Agreement). We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials; ACLX-001, which targets BCMA in rrMM, and ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS). Outside of multiple myeloma (MM), we continue to advance our wholly-owned portfolio of clinical-stage (i.e., ACLX-002) and preclinical pipeline programs incorporating our D-Domain technology.

In December 2022, at the Annual Meeting of the American Society of Hematology (ASH), we presented positive preliminary results in our Phase 1 clinical trial for CART-ddBCMA for the treatment of rrMM. We believe these results demonstrate that our D-Domain technology can potentially provide meaningful clinical benefits. As of the October 31, 2022 data cutoff date, 38 patients were evaluable for safety and efficacy analysis, which required at least a 1-month follow-up visit per protocol using the 2016 International Myeloma Working Group (IMWG) uniform response criteria for MM. For more information regarding the 2016 IMWG uniform response criteria for MM, see the section entitled “Our Multiple Myeloma Program” below. These evaluable patients comprised the dose escalation cohorts for the first dose level (DL1) (n=6) and the second dose level (DL2) (n=6) and a dose expansion cohort of DL1 (n=26).

Key highlights from the data presented are as follows:

•
Of the 38 evaluable patients:
•
100% overall response rate (ORR) achieved per IMWG criteria with median follow up of 15 months;
•
27 of 38 (71%) patients achieved complete response (CR) or a stringent complete response (sCR);
•
7 of 38 (18%) patients achieved very good partial response (VGPR); and
•
4 of 38 (11%) patients achieved a partial response (PR).
•
Of the 16 patients who were dosed at least 18 months prior or have had their 18-month follow-up visit by November 22, 2022:
•
13 (81%) patients had high-risk prognostic features; and
•
13 (81%) patients reached CR/sCR.
•
Of the 25 patients who were dosed at least 12 months prior or have had their 12-months follow-up visit by November 22, 2022:
•
19 (76%) patients had high-risk prognostic features; and
•
20 (80%) patients reached CR/sCR.

•
Using the Kaplan-Meier analysis, which calculates the cumulative survival probability in any given length of time through analysis of subjects who have died or dropped out within certain time intervals:
•
Progression-free survival (PFS) rates, which reflect the percentage of patients who are alive and have not progressed, at 6, 12 and 18 months were 92%, 73% and 65%, respectively;
•
PFS rates of patients with high-risk prognostic features at 6, 12 and 18 months were 91%, 69% and 63%, respectively; and
•
PFS rates among patients with extra-medullary disease (EMD) at 6, 12 and 18 months were 92%, 64% and 64%, respectively.
•
CART-ddBCMA dosed at the recommended Phase 2 dose (RP2D) of 115 (+/-10) million CAR+T-cells, which was evaluated in DL1, continues to be well-tolerated.
•
Adverse events, including cytokine release syndrome (CRS) and immune effector cell-associated neurotoxicity syndrome (ICANS), have been manageable, and each event was resolved with standard management.
•
No cases of delayed neurotoxicity events or parkinsonian symptoms have been observed through November 22, 2022.
•
No cases of grade 3 (or greater) CRS and only one case (3%) of grade 3 ICANS have been observed with no additional cases observed through November 22, 2022.

Of the 38 lots of CART-ddBCMA associated with patients for which preliminary clinical data from our Phase 1 clinical trial was reported, cell product for CART-ddBCMA has thus far had a mean viability of 98%, a mean percent CAR+ rate of 69%, and a mean yield of over one billion cells, more than sufficient for the RP2D of 115 (+/- 10) million cells.

Overall, patients enrolled in the trial had poor prognostic factors with 26 of 38 (68%) patients being penta-refractory and all 38 patients being triple refractory, with a median of four prior lines of therapy. 11 of 38 (29%) patients had high-risk cytogenetics and 20 of 38 (53%) patients were aged 65 or older at time of dosing. Of the patients enrolled in the trial, 22 of 38 (58%) patients had at least one of the following high-risk prognostic features: (a) having greater than or equal to 60% bone marrow plasma cells (BMPC), which are the malignant cells that cause multiple myeloma, (b) being at Stage III as defined by the Multiple Myeloma International Staging System (ISS) which is defined as having a serum ß2 micro globulin (B2M) value that is greater than or equal to 5.5 mg/L, or (c) having extra-medullary disease (EMD). A high percentage of BMPC and a high value of serum B2M are known biomarkers of poor prognosis and associated with increased tumor burden in MM clinical trials and observational studies. EMD is a condition in which myeloma cells form tumors outside the bone and bone marrow, involving one or more organs, including the liver, lymph nodes, skin, lungs, and central nervous system. EMD is also associated with worse prognosis, and patients with EMD or these other high-risk prognostic features have been reported to experience lower CR rates and shorter duration of response (DOR) in clinical trials of other BCMA-targeting CAR-T therapies. All patients enrolled scored 0 or 1 on the Eastern Cooperative Oncology Group Performance Status Scale and the subtypes of MM were representative of the natural distribution of MM subtypes, with about two-thirds having IgG myeloma.

We believe the preliminary results from our Phase 1 clinical trial of CART-ddBCMA in an enrolled population with poor prognostic indicators demonstrate the potential for CART-ddBCMA to become a best-in-class treatment for patients suffering from rrMM, including those considered high risk. MM is the third most common hematological malignancy in the United States and Europe, with approximately 35,000 new cases diagnosed per year in the United States. Although changes in the treatment landscape for MM have increased the rates of and depth of response (antitumor activity), there is currently no cure, neither approved or in clinical development, for MM; and patients typically have a life expectancy of just over five years. In 2021, the size of the global MM market was approximately $20 billion. We estimate the current total addressable CAR-T market for rrMM to be $12 billion or more based on the number of patients who are receiving second line treatments and beyond.

In November 2022, we announced the initiation of our pivotal iMMagine-1 Phase 2 clinical trial of CART-ddBCMA in rrMM, which followed the completion of activities and submission of IND amendments for the technical transfer of our cell manufacturing and vector supply to Lonza Houston, Inc. and Oxford Biomedica, respectively, for our pivotal trial. Based on our current discussions with the FDA, we believe that results from our iMMagine-1 Phase 2 clinical trial, if positive, together with the results from our Phase 1 trial could be sufficient to support the filing of a Biologics License Application (BLA) to the U.S. Food and

Drug Administration (FDA). We also intend to rapidly pursue clinical development of CART-ddBCMA in earlier lines of therapy through our iMMagine-2 Phase 3 clinical trial. As described in more detail in “Licenses and Collaborations” below, we are collaborating with Kite to co-develop and co-commercialize CART-ddBCMA as well as other autologous and non-autologous CAR-T cell therapies that use the same D-domain BCMA binder for the treatment of MM, pursuant to the Kite Collaboration Agreement.

* Kite retains an option for select ARC-SparX programs in multiple myeloma.

We have summarized our preclinical and clinical programs in the pipeline chart above and indicated where such programs are subject to the Kite Collaboration Agreement, which is described in “Licenses and Collaborations” below. Except for such partnered programs, we have worldwide rights to all our programs.

We are also advancing our novel ARC-SparX programs, including our clinical-stage programs, ACLX-001 in rrMM and wholly-owned ACLX-002 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS). ARC-SparX are adaptable versions of ddCARs where the antigen-targeting region is located on a SparX protein that can be dosed separately from the ARC-T cells, our proprietary D-Domain based universal CAR-T-cells that are designed to activate only when bound to a SparX protein that is bound to an antigen on a cell. We believe that controlling ARC-T activation with SparX protein effectively separates the antigen-recognition and killing functions, which allows for a more controlled, modular approach to CAR-T therapy, as SparX dosing may be modified over the course of treatment to reduce toxicities, multiple SparX proteins may be incorporated to address antigen heterogeneity, and additional functionality (i.e., logic-gating) may be designed to expand the utility of CAR-T therapy. Further, the approach has potential to simplify the manufacturing and the regulatory path of multiple CAR-T programs, as the ARC-T programs can utilize the same vector and express the same binding domain. Our preclinical studies of our ARC-SparX product candidates have demonstrated that ARC-T cells can be activated by different SparX proteins that target different antigens suggesting that ARC-SparX can potentially address antigen heterogeneity, and thereby address some harder to treat indications.

We initiated our Phase 1 clinical trial of ACLX-001, the first product candidate developed under our ARC-SparX platform, for the treatment of rrMM in the second quarter of 2022. ACLX-001 is an immunotherapeutic combination composed of our ARC-T-cells and SparX proteins that target BCMA. This trial is intended to establish an ARC-SparX dosing regimen and prepare for ARC-SparX trials in expanded indications. Our lead ARC-SparX indication is AML/MDS, for which we have multiple SparX in development targeting different antigens. We initiated the Phase 1 clinical trial for ACLX-002, an ARC-SparX product candidate targeting CD123, for the treatment of AML/MDS in the fourth quarter of 2022.

We have built a broad and scalable pipeline that positions us to capitalize on the potential of our proprietary platform technologies and potentially achieve long-term growth and sustainability within the field of cell therapy. We believe our therapeutic approaches, ddCAR and ARC-SparX, will enable us to select mechanisms that are most appropriate for each target and indication we may choose to pursue based on underlying disease biology and patient need, such as in solid tumors, including small cell lung cancer (SCLC) and hepatocellular carcinoma (HCC). We are also integrating AI-powered discovery and computational tools to expand the applicability of our platforms.

Our D-Domain platform has broad potential utility for additional cell modalities, targets, therapeutic areas and applications and we plan to expand our pipeline beyond hematologic and solid cancers to autoimmune disease, as well as to allogeneic and other cell types, including through our collaboration with Kite. We believe our preliminary Phase 1 clinical data for CART-ddBCMA have demonstrated that D-Domains can potentially provide meaningful clinical benefits. Our D-Domain platform consists of structurally unique binders that are small and stable. They can be consistently manufactured and modified to generate diverse libraries of proprietary target- binding domains. The small size and structure of our D-Domain binders compared to other antigen binding domains used in CAR constructs, such as scFvs, are illustrated above. In our preclinical studies, we have demonstrated that CARs with D-Domains exhibit higher transduction efficiency, higher surface expression, and lower tonic signaling than CARs with scFvs, which we believe can lead to cell therapies with improved therapeutic benefit and reduced toxicity. From our Phase 1 clinical trial of CART-ddBCMA, we reported preliminary data that we believe supports efficacy and safety benefits, as well as potential manufacturability advantages associated with our D-Domain technology.

The recent availability of cell therapy products, such as CAR-T-cells, introduced an unprecedented “living therapeutic” modality that offers benefits well beyond what previous oncology modalities offered. For the first time, these therapeutics directly harness the strength of the patient’s own immune system to significantly reduce, even potentially eradicate, tumors. While CAR-T and other genetically modified cell therapies have shown significant progress in extending or improving the lives of patients who often have no other treatment options, there are limitations to their broader use, including:

•
Variable Long-Term Efficacy: FDA-approved CAR-Ts may offer higher response rates compared to other available therapies, but efficacy as measured by the DOR is highly variable between different CAR-T programs and also within the same program for different patients. Further, unmet need remains for patients with high-risk prognostic features, such as EMD within rrMM, who experience worse outcomes in clinical trials of other BCMA-targeting CAR-T therapies than non-EMD patients, and often do not achieve deep, durable responses.

•
Significant Adverse Effects: These cell therapies also have the potential to cause several adverse effects. Uncontrolled cellular expansion and resulting side effects such as CRS, neurotoxicity, parkinsonian symptoms and “on-target, off-tumor” toxicities stifle the broader use of these therapies in several key ways. Specifically, they limit the number of patients that are eligible for treatment, relegate these therapies to later lines of treatment, preclude the use of these therapies in the non-academic and outpatient settings, and increase costs to patients, payers and providers due to the need for intensive care unit access when they are used.
•
Narrow Applicability: Currently, CAR-T and other genetically modified cell therapies are utilized in only a few hematological oncology indications. Their activity in most tumors is primarily driven by a limited number of tumor specific antigen targets. Their utility is further limited by secondary resistance mechanisms arising in the relapsed or refractory settings, as well as the antigen heterogeneity that is characteristic of some of these diseases.
•
Limited Access: Due to the potential for severe toxicities, the limited number of safe and efficacious targets, supply constraints due to manufacturing complexity and scalability of processes, length of the regulatory process, and the substantial capital requirements for bringing cell therapies to market at scale, CAR-Ts are still not widely available for oncology patients. Supply constraints have been specifically cited as a limiting factor for access to FDA-approved BCMA CAR-Ts since their launches. Further, FDA-approved CAR-Ts are primarily administered and managed in authorized treatment centers, which represent less than 7% of oncology/hematology practices in the United States.

Our mission is to advance humanity by engineering cell therapies that are safer, more effective, and broadly accessible. We plan to achieve this goal by maximizing the impact of our proprietary D-Domain binders, which enable CAR-Ts to have distinct advantages including:

•
Promising Preliminary Clinical Data- High ORR and Durable Responses: In our Phase 1 clinical trial of CART-ddBCMA, for the 38 patients evaluable for efficacy, we reported an ORR of 100% and the DOR is promising with more than half of the 25 patients with rrMM who were dosed at least 12 months prior or have had their 12-month follow-up visit by November 22, 2022 still remaining in ongoing response with a median follow up of 19 months. We believe these preliminary results demonstrate the capability of D-Domains not only to effectively bind target antigens and drive CAR-T cell proliferation but also to enable efficient killing of a substantial proportion of tumor cells. High cell surface expression and low propensity for tonic signaling of D-Domains may enable more effective interactions between the CAR and the antigen as well as reduced T-cell exhaustion, which may explain the rapid and long-term responses currently observed in our Phase 1 clinical trial, despite a highly pre-treated, refractory patient population.
•
Potentially Differentiated Safety Profile: We believe the small and stable structure of the D-Domain enables a high transduction rate, resulting in a high proportion of cells expressing the CAR construct on the cell surface (CAR+ cells), as we observed in our Phase 1 trial of CART-ddBCMA. A high proportion of CAR+ cells lowers the total number of T-cells required to be administered which we believe may yield a therapy with an improved toxicity profile, consistent with currently available results of the Phase 1 trial of CART-ddBCMA. A recent cross-trial safety analysis on CAR-Ts by the FDA supports this concept, finding lower transduction frequency in the CAR-T product was significantly associated with higher rates of severe CRS.
•
Opportunity to Treat a Broader Group of Cancer Patients: We believe the preliminary positive results of our Phase 1 clinical trial of CART-ddBCMA underscores the advantages conferred by our D-Domain binders, which may be applicable across a wide variety of tumor antigen targets in the future. Based on the differentiation of the D-Domain, and the breadth and depth of our D-Domain libraries, we believe we can expand to a broader group of patients, including those with heterogeneous tumor antigen expression and antigen targets that might be difficult to target. We are currently developing therapies within both our ddCAR and ARC-SparX platforms to treat a broad variety of indications, starting with rrMM and AML/MDS and, in the future, solid tumors.
•
Potential Advantages from D-Domain Manufacturability and Experienced CAR-T Partner: We believe the manufacturing data from our Phase 1 clinical trial of CART-ddBCMA demonstrate the potential manufacturing advantages conferred by D-Domains vs. scFv and biologics-based constructs used in CAR-T therapies. Along with the experience and established CAR-T infrastructure offered by our recent Kite Collaboration Agreement, which has resulted in high success rates and reliability in delivering their currently marketed products, we are encouraged by our combined potential to mitigate the supply constraints which have limited BCMA CAR-T launches to date. Further, the Kite Collaboration Agreement and the associated upfront consideration substantially limits our need for additional capital to build out commercial manufacturing infrastructure.

The foundation of our competitive advantage is our proprietary technology, clinical evidence, track record of execution, manufacturing success, and assembly of a proven management team. We believe these advantages, and our recent partnership around our lead program CART-ddBCMA with global cell therapy leader, Kite, position us to achieve significant market share in a large and attractive market and to ultimately transform the cell therapy market, contributing to a significant advancement in medicine.

Our Strategy

Our strategy to achieve our mission is as follows:

•
In collaboration with Kite, advance CART-ddBCMA to treat rrMM patients in the United States and abroad;
•
Develop comprehensive ARC-SparX AML/MDS program;
•
Expand our pipeline, including to select solid tumor indications and indications outside of oncology;
•
Apply our D-Domain technology outside of autologous CAR-T solutions, including through our collaboration with Kite;
•
Enable greater access to CAR-T therapy through clinical trials in broader patient populations that support improved market access;
•
Invest in building out infrastructure and technologies that lower customer friction, increase capacity and improve responsiveness;
•
Leverage AI, machine learning, and other novel technologies to drive our discovery efforts; and
•
Opportunistically pursue strategic partnerships and collaborations, such as our collaboration with Kite, to maximize the full potential of our platform.

Our Team

Our team and culture are critical to realizing our vision of reimagining cell therapy as one of the future pillars of medicine.

We are led by a diverse team of executives with significant experience in business, discovery, development, manufacturing, and commercialization of differentiated and novel therapies specifically in the fields of oncology, cell therapy and rare diseases. Rami Elghandour, our Chairman and Chief Executive Officer, previously served as President and Chief Executive Officer at Nevro where he grew the company from a small private company to a publicly traded commercial organization with nearly $400 million in revenue. Prior to Nevro, Mr. Elghandour was an investor with Johnson & Johnson Development Corporation where he led several investments, including Nevro’s Series B financing. Our Chief Medical Officer, Christopher Heery, M.D., an oncologist by training, was the former Head of Clinical Trials Group for the Laboratory of Tumor Immunology and Biology at the National Cancer Institute, and previously served as Chief Medical Officer at Precision Biosciences and Bavarian Nordic. Our Chief Financial Officer, Michelle Gilson, was previously a senior equity research analyst covering the biotechnology sector, most recently as a Managing Director at Canaccord Genuity. Our Chief Scientific Officer, David Tice, Ph.D., has over 20 years of biopharmaceutical research and drug development experience in oncology, including 18 years at MedImmune, the global biologics research and development unit of AstraZeneca.

We have attracted a diverse and talented group of innovators and company builders to help us execute our strategy and to build a transformative cell therapy platform company. Collectively, we are driven by our shared purpose and our values.

As of December 31, 2022, we had 98 full-time employees and we are committed to continuing to build and maintain a diverse and inclusive organization. We believe focusing on diversity and inclusion is not only the right thing to do but is also a competitive advantage. We are purposeful in our efforts to seek and retain top diverse talent from underrepresented groups as reflected throughout our organization:

•
Total Company: 49% female; 73% diverse (gender, racial & ethnic representation);
•
Executives: 40% female; 60% diverse;
•
Managers and senior scientists with managerial responsibilities: 40% female; 63% diverse;
•
Technical and Scientific roles: 50% female; 73% diverse; and

•
Director roles: 32% female; 68% diverse.

Diversity numbers are representative of both gender and ethnic diversity. Our commitment to diversity does not stop within the walls of our organization. With our mission of advancing humanity, we believe in equitable access to healthcare. Inclusive research programs that encompass real-world patient populations can contribute to addressing racial inequality in healthcare. We are dedicated to expanding representation within our clinical trials. We also believe deeply in corporate social responsibility and being conscious stewards in our society. We are devoted to leveraging our science to make a positive impact for the patient and local communities we serve. As our organization expands, we intend to grow our community involvement and outreach efforts and establish our corporate brand as a force for good through corporate philanthropy, patient advocacy, and employee volunteerism.

Cell Therapy Background & Current Limitations

Background

T-cells are a key component of the immune system that can target diseased cells for elimination through the recognition of cell surface antigens. A growing understanding of the immune system over the years and advances in cell, gene and protein engineering have led to approved genetically modified cell therapy products.

Genetically modified cell therapy involves isolating immune cells, modifying them outside of the patient’s body and then reintroducing them into the patient to destroy diseased cells. Such cell therapies have largely focused on using the patient’s own T-cells (autologous approach) to express engineered antigen receptor complexes, such as TCRs or CARs. The extracellular binding domain of the TCR or CAR recognizes the antigen, and, after the T cell binds with the cell expressing the antigen, the intracellular signaling domain induces cell killing and activates pathways specific for the T cell’s proliferation and survival.

The recent availability of cell therapy products introduced an unprecedented “living therapeutic” modality that offers benefits well beyond what previous oncology modalities offered. For the first time, these therapeutics directly harness the strength of the patient’s own immune system to significantly reduce, even potentially eradicate, tumors. Initially evaluated in indications where patients were refractory to multiple lines of therapy and had generally exhausted their therapeutic options, adoptive cell therapies have shown response rates that exceed many other available modalities. Particularly striking is that these responses are achieved with a single, personalized administration of the cell therapy, generally achieving rapid and durable responses with toxicities resolving in days to weeks. This transformative therapy results in extended quality of life benefits without maintenance or additional treatment.

As of March 29, 2023 , there are six FDA approved CAR-T cell therapies: Carvykti (ciltacabtagene autoleucel), which has been approved by the FDA for treatment of adult patients with rrMM after four or more prior lines of therapy; Abecma (idecabtagene vicleucel), which has been approved by the FDA for treatment of adult patients with rrMM after four or more prior lines of therapy; Breyanzi (lisocabtagene maraleucel), which has been approved by the FDA for treatment of adult patients with large B-cell lymphoma (LBCL) that is refractory to first-line chemoimmunotherapy or relapse after first-line chemoimmunotherapy within 12 months or are also ineligible for stem cell transplantation, and relapsed or refractory LBCL after two or more lines of systemic therapy; Kymriah (tisagenlecleucel), which has been approved by the FDA for treatment of patients up to 25 years of age with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (ALL) that is refractory or in second or later relapse, and adult patients with relapsed or refractory LBCL after two or more lines of systemic therapy, and adult patients with relapsed or refractory follicular lymphoma after two or more lines of systemic therapy; Tecartus (brexucabtagene autoleucel), which has been approved by the FDA for treatment of adult patients with relapsed or refractory mantle cell lymphoma and adult patients with relapsed or refractory ALL; and Yescarta (axicabtagene ciloleucel), which has been approved by the FDA for treatment of adult patients with LBCL that is refractory to first-line chemoimmunotherapy or relapse within 12 months of first-line chemoimmunotherapy, and relapsed or refractory LBCL after two or more lines of systemic therapy, and adult patients with relapsed or refractory follicular lymphoma after two or more lines of systemic therapy.

Hematologic cancers represent a robust and growing market opportunity for CAR-T cell therapies. These cancers, which include leukemia, lymphoma and myeloma, account for approximately 10% of all cancer incidence in 2020. Sales of CAR-T therapies in hematologic cancers exceeded $2.5 billion in 2022 and are expected to continue growing in 2023. We estimate that the total market opportunity for cell therapy in hematologic cancers is approximately $66 billion.

Current Limitations

While CAR-T and other genetically modified cell therapies have shown significant progress in extending the lives of patients who often have no other treatment options, there are limitations to their broader use, including:

•
Variable Long-Term Efficacy: FDA-approved CAR-Ts may offer higher response rates compared to other available therapies, but efficacy as measured by the DOR is highly variable between different CAR-T programs and also within the same program for different patients. Further, unmet need remains for patients with high-risk prognostic features, such as EMD within rrMM, who experience worse outcomes in clinical trials of other BCMA-targeting CAR-T therapies than non-EMD patients, and often do not achieve deep, durable responses.
•
Significant Adverse Effects: These cell therapies also have the potential to cause several adverse effects. Uncontrolled cellular expansion and resulting side effects such as CRS, neurotoxicity, parkinsonian symptoms and “on-target, off-tumor” toxicities stifle the broader use of these therapies in several key ways. Specifically, they limit the number of patients that are eligible for treatment, relegate these therapies to later lines of treatment, preclude the use of these therapies in the non-academic and outpatient settings, and increase costs to patients, payers and providers due to the need for intensive care unit access when they are used.
•
Narrow Applicability: Currently, CAR-T and other genetically modified cell therapies are utilized in only a few hematological oncology indications. Their activity in most tumors is primarily driven by a limited number of tumor specific antigen targets. Their utility is further limited by secondary resistance mechanisms arising in the relapsed or refractory settings, as well as the antigen heterogeneity that is characteristic of some of these diseases.
•
Limited Access: Due to the potential for severe toxicities, the limited number of safe and efficacious targets, supply constraints due to manufacturing complexity and scalability of processes, length of the regulatory process, and the substantial capital requirements for bringing cell therapies to market at scale, CAR-Ts are still not widely available for oncology patients. Supply constraints have been specifically cited as a limiting factor for access to FDA-approved BCMA CAR-Ts since their launches. Further, FDA-approved CAR-Ts are primarily administered and managed in authorized treatment centers, which represent less than 7% of oncology/hematology practices in the United States.

Our Solution

Our mission is to advance humanity by engineering cell therapies that are safer, more effective, and broadly accessible. We plan to achieve this goal by maximizing the impact of our proprietary D-Domain binders, which enable CAR-Ts to have distinct advantages including:

•
Promising Preliminary Clinical Data–High ORR and Durable Responses: In our Phase 1 clinical trial of CART-ddBCMA, for the 38 patients evaluable for efficacy, we reported an ORR of 100% and the DOR is promising with more than half of the 25 patients with rrMM who were dosed at least 12 months prior or have had their 12-month follow-up visit by November 22, 2022 still remaining in ongoing response with a median follow up of 19 months. We believe these preliminary results demonstrate the capability of D-Domains not only to effectively bind target antigens and drive CAR-T cell proliferation but also to enable efficient killing of a substantial proportion of tumor cells. High cell surface expression and low propensity for tonic signaling of D-Domains may enable more effective interactions between the CAR and the antigen as well as reduced T-cell exhaustion, which may explain the rapid and long-term responses currently observed in our Phase 1 clinical trial, despite a highly pre-treated, refractory patient population.
•
Potentially Differentiated Safety Profile: We believe the small and stable structure of the D-Domain enables a high transduction rate, resulting in a high proportion of cells expressing the CAR construct on the cell surface (CAR+ cells), as we observed in our Phase 1 trial of CART-ddBCMA. A high proportion of CAR+ cells lowers the total number of T-cells required to be administered which we believe may yield a therapy with an improved toxicity profile, consistent with currently available results of the Phase 1 trial of CART-ddBCMA. A recent cross-trial safety analysis on CAR-Ts by the FDA supports this concept, finding lower transduction frequency in the CAR-T product was significantly associated with higher rates of severe CRS.
•
Opportunity to Treat a Broader Group of Cancer Patients: We believe the preliminary positive results of our Phase 1 clinical trial of CART-ddBCMA underscores the advantages conferred by our D-Domain binders, which may be applicable across a wide variety of tumor antigen targets in the future. Based on the differentiation of the D-Domain, and the breadth and depth of our D-Domain libraries, we believe we can expand to a broader group of patients, including those with heterogeneous tumor antigen expression and antigen targets that might be difficult to target. We are currently developing therapies within both our ddCAR and ARC-SparX platforms to treat a broad variety of indications, starting with rrMM and AML/MDS and, in the future, solid tumors.

•
Potential Advantages from D-Domain Manufacturability and Experienced CAR-T Partner: We believe the manufacturing data from our Phase 1 clinical trial of CART-ddBCMA demonstrate the potential manufacturing advantages conferred by D-Domains vs. scFv and biologics-based constructs used in CAR-T therapies. Along with the experience and established CAR-T infrastructure offered by our recent Kite Collaboration Agreement, which has resulted in high success rates and reliability in delivering their currently marketed products, we are encouraged by our combined potential to mitigate the supply constraints which have limited BCMA CAR-T launches to date. Further, the Kite Collaboration Agreement and the associated upfront consideration substantially limits our need for additional capital to build out commercial manufacturing infrastructure.

The foundation of our proprietary platforms is our D-Domain technology, that has generated promising initial clinical data. We believe our D-Domain technology is a transformational platform that enables us to take the right approach for the right indication within cell therapy. The strengths of the D-Domains are its size, stability, and structure which make it a unique and essential building block for making next generation CAR-Ts to unlock the potential of this therapeutic category which is poised to be one of the forward pillars of medicine. Our method of generating D-Domains, and the individual binders themselves are protected in our patent portfolio, which as of December 31, 2022, includes 18 U.S. and foreign patents and over 60 U.S. and foreign pending applications.

We are generating D-Domains against multiple targets which can then be deployed to create a new class of D-Domain powered cell therapies, including ddCAR and ARC-SparX CAR-T therapies, to address hematologic cancers, solid tumors, and indications outside of oncology such as autoimmune diseases. ddCARs are single infusion CAR-Ts enhanced with our D-Domains as the antigen recognition motif. ARC-SparX are adaptable versions of ddCARs where the SparX protein is dosed separately from the ARC-T cell. Our ARC-T-cells are dosable, controllable, universal CAR-Ts designed to activate only when combined with a SparX protein that is bound to an antigen on a cell.

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

Structurally Unique D-Domains: The unique structural features of our D-Domain may confer the unique combination of properties we observe in our ddCAR product candidates, such as high cell surface expression, high proportion of CAR+ cells (high transduction rate), and low tonic signaling, which we believe have contributed to the efficacy, safety, and manufacturability profile observed in our Phase 1 trial of our lead program CART-ddBCMA. D-Domains are short polypeptides that spontaneously fold into a stable triple alpha-helical structure. The D-Domain is derived from a 73 amino acid synthetic protein, α-3D, that has no known homolog in nature or apparent function as first described in a paper by Walsh, et al. that appeared in the Proceedings of the National Academy of Sciences in 1999. This domain is devoid of post-translational glycosylation or disulfide bonds leading to consistent manufacturability via microbial, fungal or mammalian protein expression. Additional key structural features of the D-Domain are as follows:

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

TCR
(50kDa)
scFv
(25kDa)
Bi-Valent
Camelid VHh
(25kDa)
D-Domain
(8kDa)
CD3ζ
CD3ζ
41BB
CD3ζ
41BB
CD3ζ
41BB
CD3ζ

•
Hydrophobic Core: The figure below depicts the three-dimensional structure of the D-Domain highlighting the triple alpha helical bundle with the tight hydrophobic core (in red). The hydrophobic core results in ultrafast folding kinetics of the D-Domain creating a stable structure when expressed in cells.

•
Stability: D-Domains are highly stable proteins compared to scFvs which facilitates the high expression of CARs on T-cells and manufacturing of SparX proteins. As shown in the middle panels of the figure below, using size exclusion chromatography, we have demonstrated that a higher level of monomeric protein content can be purified from human embryonic kidney (HEK) 293 cells expressing D-Domain-based SparX proteins compared to scFv, indicating lower levels of aggregation of the D-Domain based SparX proteins and thus greater stability. In addition, we have tested the thermal stability of D-Domains as compared to a PD-L1 binding scFv by heating them to temperatures about 100 degrees Celsius and measuring the retention of PD-L1 binding. As shown in the panels on the far right, D-Domains that were heated to the indicated temperatures retained greater PD-L1 binding as compared to the PD-L1-binding scFv, demonstrating the thermal stability of the D-Domains.

D-Domains are highly stable leading to active protein in CARs and biologics

Aggregation
% of monomeric protein
100
50
0
D domain
p26
q26

Thermal Stability
D domain
PD-L1 Binding (A450)
Dilution (log)
25C
40C
55C
70C
100C

scFvs can unfold and/or aggregate leading to malfunction

Aggregation
% of monomeric protein
100
50
0
scFv
p26
q26

Thermal Stability
scFv
PD-L1 Binding (A450)
Dilution (log)

When utilized in CARs, we believe the structural properties of the D-Domain translate into unique benefits of high transduction rates, high cell surface expression, and low tonic signaling. To modify the binding properties of the D-Domain, we can vary the amino acids on the D-Domain scaffold. In the context of ddCARs, we believe the D-Domain structure creates an efficient and scalable cell manufacturing process, as demonstrated by our high CAR+ rate, yield, and viability of cell product made to date. See “Manufacturing and Delivery—CART-ddBCMA Cell and ARC-T Cell.”

•
High Transduction Rate: In the manufacturing of 38 lots of CART-ddBCMA associated with patients for which preliminary clinical data from our Phase 1 clinical trial was reported, we have achieved transduction rates ranging from approximately 48% to 87%. We believe this high transduction efficiency may improve product consistency and reduce the number of untransduced T-cells administered to patients that do not contribute to efficacy but may contribute to toxicity. Our high transduction rate compares favorably with previously published Phase 1 data regarding the transduction rates for Abecma (then known as bb2121) and Carvykti (then known as JNJ-4528), as shown in the left panel of the figure below. While we believe these data suggest that CART-ddBCMA has a meaningful advantage in transduction efficiency over existing CAR-T therapies, these data are based on a cross-trial comparison and not a head-to-head clinical trial and may not be directly comparable due to differences in trial designs and methodologies. As manufacturing processes and vectors can also be vastly different across cell products, we also engineered a vector where the D-Domain was replaced by an scFv targeting BCMA while leaving all other conditions identical to isolate the effects on transduction from using a D-Domain as compared to scFv. As shown in the right panel of the figure below, our CART-ddBCMA transduced T-cells demonstrated superior transduction efficiency when compared to scFv transduced T-cells derived from multiple normal human donors.

•
High Cell Surface Expression: Coincident with higher transduction rates, the expression of the CAR on the surface of the T cell is higher with CARs employing a D-Domain compared with an scFv. As shown in the figure below, when transduced with different CAR constructs, the CAR expression on the surface of T-cells of six normal human donors was uniformly higher using a BCMA-binding D-Domain as compared to a BCMA-binding scFv. We believe that higher CAR cell surface density may help drive activation against low antigen-expressing target cells.

CAR Surface Expression on T Cell

•
Low Tonic Signaling: Tonic signaling occurs in CAR-T-cells when the CAR construct signals without engaging an antigen on a target cell, which can exhaust a T cell prematurely. T cell exhaustion has been associated with suboptimal outcomes for CAR-T therapies. Tonic signaling has been described in the literature for several scFv-based CARs. To determine the percentage of D-Domains that induce tonic signaling, we examined 42 D-Domains isolated from two different screening campaigns for their ability to signal without antigen stimulation when incorporated into a CAR construct. Pooled data indicated that only 3 out of the 42 D-Domains exhibited a level of tonic signaling above background, as measured by relative luciferase units, a signal detecting CAR activation, as represented by the blue dots in the left-hand column of the figure below. In contrast, the 42 D-Domains exhibited a much higher level of CAR activation in the presence of the CAR antigen, as illustrated by the right hand column of the figure below. We believe the low propensity for tonic signaling of D-Domain-based CARs may lower T cell exhaustion.

•
Engineered D-Domain Scaffolds: The structural features of the D-Domain make it particularly well suited as a scaffold protein that can be modified by inserting selected amino acids to generate diverse libraries of proprietary target-binding domains. We create highly diverse libraries of variants of α-3D by randomly replacing 12-14 amino acid residues on the outward facing surface of α-3D with one of 18 amino acids.

We screen the resulting libraries for potential target-binding domains and engineer further variants with the appropriate target binding profiles to enhance target specificity, optimize binding affinity, and remove potentially immunogenic sequences, a process we refer to as “deimmunization”. We use rigorous target selection criteria applied to genomic and proteomic datasets generated from public, collaborator, and internal sources. We internally validate expression profiles for all antigens under evaluation to select the best targets. At the same time, all the reagents needed to screen our proprietary D-Domain libraries for specific binders to the antigen are generated and qualified. Over a dozen D-Domain binders to a variety of tumor antigens have already been generated to date. We have also identified and characterized several target-binding domains for certain therapeutic targets, such as BCMA, CD123, CS1, HER2, and PD-L1. AI-based approaches are employed to assist in optimization and continue to be developed to enhance our discovery process. Applying all these discovery methods, the engineered D-Domains are incorporated into our genetically modified T-cells in our ddCAR and ARC-SparX platform.

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

SparX
Diseased Cell
ARC-T
Cell Death

ARC-SparX Product

Our ARC-T-cells are designed to remain in an inactive state, or silenced, and activate only when combined with a SparX protein that is bound to an antigen on a cell. We believe that controlling ARC-T activation with SparX protein effectively separates the antigen-recognition and killing functions. By separating these functions, our approach renders the killing function of the ARC-T cell dependent on the antigen specificity and dose of the SparX protein rather than on uncontrolled CAR-T proliferation as is the case with conventional CAR-T therapy. The separation of the CAR-T from the antigen binding domain allows for a more controlled, modular approach to CAR-T therapy, as SparX dosing can be modified over the course of treatment, multiple SparX proteins may be incorporated, and additional functionality (i.e., logic-gating) may be designed to expand the utility of CAR-T therapy. Further, the approach may simplify the manufacturing of multiple CAR-T programs and the regulatory path, as the ARC-T programs can utilize the same vector to express binding domain. We also believe unregulated killing, which induces severe toxicities, may be mitigated with our approach by adjusting the dose and schedule of SparX protein administration, which may expand the antigens that can be targeted safely with CAR-T therapy. Additionally, stopping the dose of the SparX protein periodically can allow the ARC-T-cells to rest after activation lowering the risk of T-cell exhaustion, which is a common cause of rapid decline of genetically modified T-cells.

Soluble Protein Antigen Receptor X-linkers (SparX protein)

All SparX proteins are comprised of one or more antigen-specific binding domains from our D-Domain library, fused to a protein that we refer to as the “TAG”. We believe the TAG we use in our SparX proteins offers unique properties that confer a competitive advantage for our program. The TAG is a protein designed to be recognized by our ARC-T-cells, which have a D-Domain-based binding moiety that is specific to the TAG, which we call the anti-TAG. This TAG/anti-TAG design is critical to the universality of our ARC-T-cells as it allows such cells to bind any SparX protein, because each SparX protein contains the same TAG. As SparX proteins bind their target antigen on diseased cells, they display the TAG thereby “tagging” such cell as one that should be killed by an ARC-T cell.

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
•
We believe the small size of the SparX protein will allow it to penetrate complex tumor microenvironments with a half-life short enough (estimated to be several hours in humans) that physicians could manage an emerging toxicity by withholding or decreasing the next SparX protein dose thereby causing the ARC-T-cells to deactivate. Such control is not possible with most mAb-based adapters due to their half-life of several weeks.
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

Antigen Receptor Complex (ARC)

The ARC is similar to CARs in that both are engineered chimeric transmembrane receptors, where the engagement of the extracellular antigen binding domain induces activation of the intracellular domain resulting in the T cell’s proliferative and cytolytic activity. However, in lieu of the scFv extracellular binding domain of conventional CAR-T therapies, the extracellular domain of the ARC is comprised of our proprietary binding D-Domain that is designed to exclusively bind the TAG and not hAFP or any other known proteins or antigens. Thus, the ARC-T remains in an inactive state, or silenced, in the absence of our proprietary SparX protein. The ARC signals through a similar mechanism as traditional second-generation CARs since they share the same intracellular signaling regions of 4-1BB and CD3-zeta with the only difference arising from when the T-cells are activated.

Additionally, because all ARC-T-cells are intended to express a TAG-specific binding domain rather than a cell surface antigen-specific binding domain, the manufacturing of ARC-T is more scalable than in conventional CAR-T therapies in that ARC-T’s comprise the same drug product irrespective of clinical indication or target antigen. The same lentiviral vector comprising the universal ARC and a similar T-cell transduction process can be used for every patient regardless of disease or target antigen. With conventional CAR-T therapy, different viral vectors, each with a different T-cell transduction process, need to be used to make new CAR-T-cells when physicians want to target a new antigen. This represents a potentially significant manufacturing and regulatory advantage. In the longer term, engineering an allogeneic ARC-T cell presents the opportunity for a truly universal cell therapy that could be manufactured to be an “off-the-shelf” option that physicians can use regardless of disease or target antigen. Moreover, ARC-T-cells could be redirected to kill cells expressing different antigens just by changing the SparX protein. This universal nature of the ARC-T cell could provide substantial flexibility to the physician and allow for dynamic treatments that can respond quickly to the changing profile of a disease such as cancer, unlike a conventional CAR-T therapy.

Benefits of the ARC-SparX Platform

We believe the key benefits to our ARC-SparX platform are driven by the controllable and adaptable characteristics and present an opportunity in indications where toxicities, heterogeneity, or on-target off-tumor effects represent a challenge:

Dose Regulation of SparX Protein. Our ARC-T-cells are activated only when combined with a SparX protein that is bound to an antigen on a cell. Our ARC-T-cells bind the SparX protein, but do not bind directly to the diseased cell. The SparX protein is designed to recognize and bind one or more specific antigens on the diseased cells and then flag such cells for destruction. Once the triple complex of ARC-T cell plus SparX protein plus antigen-expressing cell is formed, the ARC-T cell is activated to kill the antigen-expressing cell. The ARC-T cell remains in an inactive state, or silenced, in the absence of our proprietary SparX proteins. The dosability of our ARC-SparX platform potentially provides a new way for physicians to manage or prevent severe T cell-associated toxicities, while maintaining the objective to maximize efficacy. Additionally, intermittent dosing of SparX protein may allow ARC-T-cells to rest between doses, which may lower the risk of T-cell exhaustion.

We have conducted preclinical studies in which we have observed the ability of SparX proteins to control the killing function of ARC-T-cells in a dose-dependent manner, as exemplified in the figure below. In this study, mice were given a BCMA-expressing tumor, followed several days later by the administration of a constant number of ARC-T-cells. In the first group of five mice (left), a high dose (3 mg/kg) of a SparX protein that could not bind the tumor was injected daily (Control). Because the Control SparX could not bind the tumor, the tumor grew as evidenced by the intense blue, green and red colors. The second, third and fourth groups (left to right) of mice received a high (3 mg/kg), medium (0.3 mg/kg) or low (0.03 mg/kg) dose, respectively, of a mono-valent BCMA-binding SparX protein. The low dose had little to no impact on tumor growth, the medium dose had immediate anti-tumor activity when compared to the Control, and the high dose cleared the tumor as shown by the complete absence of color, indicating that SparX protein targeting a tumor can modulate the extent of tumor killing in vivo.

Tumor Killing is Dose Dependent

Adaptability of Treatment Regimen. Because ARC-T-cells are not antigen-specific, they can be adapted to changing disease conditions by the administration of additional SparX proteins with different target specificity. Due to tumor heterogeneity and downregulation or loss of the target antigen, relapsed or refractory disease remains a significant issue for CAR-T therapy. On our ARC-SparX platform, physicians can administer different SparX proteins to redirect the same ARC-T-cells to new antigens. This is particularly important in settings where tumors may be heterogeneous or downregulate expression of the antigen(s) targeted by the initial SparX proteins. We believe that our ARC-SparX platform can address refractory disease caused by tumor heterogeneity because the same ARC-T-cells can be redirected in vivo to target different antigens through the administration of different SparX proteins for personalized therapy tailored to the molecular profile for each patient’s disease. This will be particularly important as we move beyond B cell malignancies into indications like AML/MDS or solid tumors.

Our preclinical studies support the ability of ARC-T-cells to kill heterogeneous tumors through sequential administration of SparX proteins with different target specificity. We used an in vivo model in which NSG mice were injected with NALM-6-GFP/Luc expressing either BCMA (97%) or CD123 (3%). We chose this approach as it mimics the antigen heterogeneity often observed in many patient’s tumors. With only 3% of the tumor cells positive for CD123, daily dosing with SparX B had little effect on tumor growth compared to mice which received a non-binding control SparX. In contrast, SparX A had significant anti-tumor activity by day 7 following ARC-T and SparX administration, but tumors rapidly regrew. As shown in the figure below, the tumor cells that regrew were characterized to be completely CD123 positive. However, all the measurable tumor cells could be eliminated by redirecting ARC-T-cells through sequential administration of SparX A followed by SparX B. Taken together, these data support the ability of ARC-T-cells to be redirected in vivo to kill heterogenous tumors that are refractory to single antigen targeting.

SparX product treating heterogenous disease

Custom Logic-Gated Therapeutics to Enable Selectivity and Improve Targeting. The unique properties of D-Domains, and our ability to engineer them, allow us to create mono-valent, multi-valent, or multi-specific SparX to optimize antigen binding affinity and improve efficacy. Bi-specific SparX proteins can be designed as an ‘OR’ gate to target two different antigens for broader tumor cell recognition when faced with antigen heterogeneity or an ‘AND’ gate to more specifically identify diseased cells that uniquely co-express two antigens but spare healthy cells that express only one antigen. Through affinity engineering and controlled dosing, the AND-gated bispecific SparX proteins can drive greater specificity for dual-antigen expressing tumor cells over single antigen expressing normal cells to avoid the typical on-target off-tumor related toxicities observed with so many conventional CAR-T products targeting solid tumor antigens.

AND-gated Bi-specific targeting

Streamlined Manufacturing Across All Programs. ARC-T-cells are genetically modified to express the same anti-TAG binding receptor to be used in every patient, regardless of disease or the target-specificity of the SparX protein. We believe this feature may enable use of the same lentiviral vector and similar cell processing, resulting in a scalable manufacturing process that is applicable to every patient across all programs. We have also established manufacturing processes for SparX proteins utilizing a cost-effective microbial-based expression system and purification process. Because each SparX protein is substantially similar regardless of specificity, the manufacturing and purification processes for each SparX protein is substantially similar regardless of specificity. For more details, see “—Manufacturing and Delivery.”

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

In MM, we plan to:

•
Evaluate the efficacy of our lead product candidate, CART-ddBCMA, in our iMMagine-1 Phase 2 pivotal trial in rrMM and seek regulatory approval in collaboration with Kite;
•
In collaboration with Kite, pursue expanded access to CART-ddBCMA through label expansion clinical trials;
•
Through our ex-U.S. partner, Kite, pursue clinical development of CART-ddBCMA in other key geographies, such as Europe and Asia; and
•
Evaluate the potential of our ARC-SparX technology through our ongoing Phase 1 clinical trial of ACLX-001 in rrMM.

In AML/MDS, we plan to:

•
Pursue AML/MDS with a library of SparX proteins beginning with ACLX-002, which is currently in a Phase 1 clinical trial; and
•
Explore trials that evaluate the use of a single administration of ARC-T-cells together with a combination of SparX proteins engineered to target different AML and MDS antigens, to extend the power of the platform.

In additional indications, including solid tumors, we plan to:

•
Extend benefits of our D-Domain platform by applying ddCARs and ARC-SparXs to new indications, including SCLC and HCC.

Our Pipeline

We have built a broad and scalable pipeline that has positioned us to capitalize on the potential of our proprietary platform technologies and achieve long-term growth and sustainability within the field of cell therapy. We have summarized our preclinical and clinical programs in the pipeline chart below and indicated where such programs are subject to the Kite Collaboration Agreement, which is described in “Licenses and Collaborations” below. Except for such partnered programs, we have worldwide rights to all of our programs:

* Kite retains an option for select ARC-SparX programs in multiple myeloma

Our Multiple Myeloma Program

Our MM program is led by our CART-ddBCMA product candidate, which is an autologous cell therapy comprised of D-Domain powered T-cells that have been genetically modified to recognize and kill specific cells expressing BCMA, a target antigen for multiple myeloma. In collaboration with Kite, we are advancing our CART-ddBCMA product through our iMMagine-1 Phase 2 pivotal trial in patients with rrMM, which we initiated in the fourth quarter of 2022 and thereafter plan to pursue U.S. regulatory approval. CART-ddBCMA has been granted Fast Track and Orphan Drug by the FDA. In May 2021, we also received Regenerative Medicine Advanced Therapy (RMAT) designation for CART-ddBCMA for the treatment of multiple myeloma. Following completion of enrollment for our iMMagine-1 Phase 2 pivotal trial, in collaboration with Kite, we plan to continue to enroll more patients into additional clinical trials, to support label expansion to enter into earlier lines of therapy and include patients who have had prior BCMA-targeted. Additionally, pursuant to the Kite Collaboration Agreement, as further described in “Licenses and Collaborations”

below, Kite will pursue international clinical trials to expand into geographic locations in Europe and Asia-Pacific. We are also advancing our initial ARC-SparX program, ACLX-001, an immunotherapeutic combination composed of ARC-T-cells and bi-valent SparX proteins targeting BCMA, to treat rrMM. This program is designed to lay the foundation for our ARC-SparX platform.

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

In 2021, the size of the global MM market was approximately $20 billion. We estimate the current total addressable CAR-T market for rrMM to be $12 billion or more based on the number of patients who are receiving second line treatments and beyond.

As of March 29, 2023, the two CAR-T therapies targeting BCMA that have been approved by the FDA are Abecma and Carvykti. Two-Seventy/Bristol Myers Squibb and Legend/Johnson & Johnson are currently enrolling clinical trials targeting the expansion of Abecma and Carvykti, respectively, into earlier lines of multiple myeloma treatment, as both are currently approved only as a fifth line of therapy. Carvykti, developed by Legend/Johnson & Johnson, has demonstrated a sCR rate of 78.4% and mPFS that will exceed 20 months. In October, 2022, the BCMA-targeting bispecific antibody, Tecvayli developed by Johnson & Johnson, received accelerated approval for treatment of adults with rrMM as a fifth line of therapy. Tecvayli has reported an ORR of 61.8% and a CR rate of 28.2%, with a mPFS that is likely to exceed 9 months. However, Tecvayli is dosed weekly, administered under a REMS program and requires hospitalization through the initial titration period. Although approved BCMA-targeting therapies represent a step forward, there remains a need for improved overall response, durability, safety, and accessibility. For example, across the clinical trials of Abecma and Carvykti, the presence of EMD has been a poor prognostic factor. In these clinical trials, patients with EMD have had lower CR rate, shorter DOR, and shorter PFS rates. In the Phase 1 trial of Carvykti (LEGEND-2), for instance, the CR rate was approximately 60% in patients with EMD (compared with approximately 80% in non-EMD patients) and mPFS was 8.1 months for patients with EMD (versus approximately 25 months in non-EMD patients). The BCMA-targeting ADC, Blenrep was an approved product, but the manufacturer, GSK, began the withdrawal of the U.S. marketing authorization in November 2022, at the request of the FDA.

CART-ddBCMA: Phase 1 Trial Preliminary Results

The CART-ddBCMA Phase 1 multi-center, open label, trial is the first involving one of our proprietary D-Domains and was designed to test CART-ddBCMA in rrMM patients to evaluate the safety profile of escalating dose levels (DL) and to expand enrollment at a selected dose to further characterize the efficacy and safety profile of that dose. To be eligible, patients must have had at least 3 prior lines of treatment, which had to include an immunomodulatory drug (IMiD), a proteosome inhibitor (PI), and an anti-CD38 antibody, be refractory to the most recent line of therapy, have an ECOG performance status of 0 or 1, have measurable disease, and have adequate function of vital organs. If eligible, patients were enrolled, underwent leukapheresis (apheresis), and could receive bridging therapy while cell manufacturing occurred. When CART-ddBCMA cell manufacturing was complete, patients received lymphodepleting (LD) chemotherapy with fludarabine (Flu) and cyclophosphamide (Cy) on days -5, -4, and -3. On day 0, patients received an intravenous infusion of CART-ddBCMA. After infusion, patients were evaluated at fixed intervals for assessment of AEs and evidence of objective response using PET/CT scan, serum measurement of M-protein (including heavy or light chain measurement), and measurement of number of malignant plasma cells in bone marrow aspirates. Safety data are assessed for dose limiting toxicity in the first 28 days following infusion and will be collected throughout the trial. Long-term safety data will be collected for up to 15 years per health authority guidelines. Efficacy data are assessed pursuant to the International Myeloma Working Group (IMWG) criteria on a monthly basis for the first 6 months and then quarterly for up to two years, or upon symptomatic relapse.

The IMWG uniform response criteria have been utilized in registration trials of approved myeloma drugs. The IMWG uniform response criteria assess efficacy of treatment options for myeloma and allow for a comparison of efficacy between treatment strategies in clinical trials, strict definitions for responses, as shown in the table below, and classifications to improve detail and clarify inconsistent interpretations across clinical trials. The IMWG criteria for sCR, CR, VGPR, and PR are summarized below.

•
stringent Complete Response (sCR): Complete Response (as defined below) plus normal free light chain (FLC) ratio and absence of clonal cells in bone marrow biopsy by immunohistochemistry (kappa to lambda light chain ratio (k/l) ≤4:1 or ≥1:2 for k or l patients, respectively, after counting ≥100 plasma cells).
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

The clinical trial began enrollment in December 2019 and the first patient was dosed in February 2020. Four clinical trial sites participated in the Phase 1 trial.. We have completed the dose escalation component with 6 patients each enrolled in DL1 (100 (+/-20%) x 106 cells) and DL2 (300 (+/- 20%) x 106 cells). The preliminary data from the dose escalation were most recently presented at the 2022 Annual Meeting of the American Society of Hematology (ASH). Based on the nearly identical ORR in each DL and the observed potential for increased toxicity in DL2, we enrolled additional patients (n=26) at DL1 for further characterization of safety and preliminary efficacy. As of the data cut-off date of October 31, 2022, we have enrolled and dosed an aggregate of 38 patients, including 32 at DL1. In the safety and efficacy analysis, 38 patients were evaluable, 32 in the RP2D (115 (+/- 10) x 106 CAR+ cells) and 6 in DL2 (300 (+/- 20%) x 106 CAR+ cells).

The median age of enrolled patients was 66 years (range 44-76). Twenty-three (61%) patients were male and 15 were female (39%). Bone marrow replacement of ≥60% with malignant plasma cells was present in 9 (38%) of patients, 5 patients (13%) had ISS Stage III (i.e., B2M ≥5.5) disease, and 13 (34%) had EMD. Combining these three attributes into a collective term of “high risk prognostic features,” 22 (58%) of all patients had at least 1 of these features. All 38 subjects were evaluable for cytogenetic evaluation, and 11 (29%) had high-risk cytogenetics (defined as Del 17p, t(14;16), or t(4;14). The median number of prior lines of therapy was 4 (range 3-16). All patients (38; 100%) had triple class refractory disease and 26 (68%) had penta-refractory disease. Taken together, these demographic data indicate the patient population enrolled in this trial had poor prognosis with expected median overall survival in the range of 6-8 months based on published analyses of patients with similar characteristics.

*Eastern Cooperative Oncology Group Performance Status Scale

**Defined as Del 17p, t(14;16), t(4;14).

The ORR was 100%, the CR/sCR rate was 71%, the VGPR rate was 18%, and the PR rate was 11%. Notably, the likelihood of achieving CR/sCR increased with longer follow-up as indicated by the proportion of patients achieving CR/sCR who were dosed at least 18 months ago (81% CR/sCR rate) versus those dosed at least 1 month ago (71% CR/sCR rate). This observation is consistent with other rrMM studies, especially in BCMA-targeted CAR-T cell trials.

CART-ddBCMA Phase 1 ORR and Depth of Response over Time

*Includes patients who were dosed at least M months prior or have had follow visit at Mth-month as of 11/22/22.

**High risk features defined as presence of EMD, BMPC ≥ 60, or B2M ≥ 5.5

***Calculated using number of patients who reached CR/sCR divided by number treated at least 1, 6, 12, or 18 months prior

As of the October 31, 2022 data cutoff date, a Kaplan-Meier analysis of all subjects demonstrated a PFS rate at 6, 12, and 18 months of 92%, 73%, and 65%, respectively. A subgroup analysis of subjects with high risk clinical features (defined as presence of EMD, BMPC ≥ 60%, or B2M ≥ 5.5) indicated similar PFS rates at 6, 12, and 18 months of 91%, 69%, and 63%, respectively. Across all subgroups analyzed, the PFS rate at 18 months was no lower than 63%.

*High risk features defined as presence of EMD, BMPC ≥ 60, or B2M ≥ 5.5

A plot of each patient’s response and DOR with best minimum residual disease testing (MRD) result as of the data cutoff date of October 31, 2022, is presented below. Responses were ongoing for 25 patients (66%). As a result, median DOR (mDOR) and mPFS have not yet been reached.

*Patient initiated subsequent therapy prior to official PD.

**Subject 30 died of cardiac arrest secondary to drug overdose.

MRD abbreviations: NE = not evaluable, failed calibration; POS = positive; Pending = sample being analyzed

In the United States, it is estimated that up to 20% of the rrMM population has EMD. Patients with EMD in clinical trials of other BCMA-targeting CAR-T therapies have been reported to experience worse outcomes, including lower ORR, lower CR rates, shorter mPFS, and shorter mDOR, than non-EMD patients. In our Phase 1 trial, 34% of all enrolled patients had EMD. We believe the preliminary results for patients with EMD treated with CART-ddBCMA show a potential for CART-ddBCMA to be a best-in-class treatment for rrMM for patients with EMD. Previous clinical trial data using CAR-T cell therapy hematologic malignancies have indicated that patients with high tumor burden tend to have greater risk of high grade adverse events (like CRS and/or ICANS) as well as lower rates of deep response and shorter mPFS. In our Phase 1 trial, 22 (58%) patients had one of these high-risk features (EMD, ISS Stage 3, or BMPC ≥ 60%). Based on the demographic features of the Phase 1 trial, we believe it is possible that in future trials, enrolling a population with fewer poor prognostic features may yield improved PFS rates and a comparable safety profile.

Of the 38 patients dosed, all (100%) were evaluable for safety analysis. The rate of AEs of grade 3 or higher CRS and ICANS are of special interest (AESIs). A potential difference was observed in the incidence of AESIs in DL2 compared with DL1. Specifically, in DL2 (n=6), 1 patient had a grade 3 CRS event and another had a grade 3 ICANS event, while no events of grade 3 or higher CRS or ICANS occurred in the 6-patient dose escalation cohort of DL1. After dose expansion at the RP2D, no events of grade 3 or higher CRS were observed in a total of 32 subjects. and only 1 (3%) out of 32 patients had a grade 3 ICANS event. In combined analysis of all patients in DL1, 30 (94%) had a grade 1 or 2 CRS event but 0% had grade 3 or higher CRS. The median time to onset of CRS was 2 (range 1-12) days and median duration was 8 (range 2-14) days. The median time to ICANS onset was 4.5 days (range 3-6 days) with a median duration of 7.5 days (4-11 days). All cases of ICANS and CRS resolved with standard interventions, such as tocilizumab and dexamethasone. We are continuing to perform analyses to determine whether any patients may be treated as an outpatient. Additional AEs, regardless of attribution, were presented at the ASH 2022 Annual Meeting and are presented in the figures below. The observed AEs are consistent with those of other autologous CAR-T-cells in clinical trials and in commercial use.

Grade 3/4 AEs (non-CRS/ICANS) ≥5% after cell infusion (N=38)	
Hematologic	
Neutrophil count decreased	29 (76.3%)
Anemia	22 (57.9%)
Thrombocytopenia	15 (39.4%)
Lymphocyte count decreased	13 (36.8%)
White blood cell count decreased	7 (18.4%)
Febrile Neutropenia	6 (15.8%)
Non-hematologic	
Hypertension	3 (7.9%)
Hyponatremia	2 (5.3%)
Pain in extremity	2 (5.3%)
Cellulitis	2 (5.3%)
Sepsis	2 (5.3%)

*Infusion Day 0 is considered Study Day 1

We intend to provide further updates on the results of the ongoing Phase 1 trial in 2023.

CART-ddBCMA: Phase 2 Pivotal Trial in rrMM (iMMagine-1)

Our Phase 2 pivotal trial of CART-ddBCMA in rrMM, the iMMagine-1 trial was initiated in the fourth quarter of 2022. The trial is a single-arm, open-label, evaluation of the efficacy of CART-ddBCMA, as measured by the primary endpoint of ORR. Key secondary endpoints include sCR/CR rate and duration of response of a single infusion of CART-ddBCMA after lymphodepleting chemotherapy. The primary endpoint was selected based on historical precedent of the primary endpoint used in other CAR-T pivotal trials and the selection of this primary endpoint has been reviewed and agreed with the FDA. Based upon feedback from regulatory authorities, we plan to include a total of approximately 110 patients in the pivotal trial, which will be the primary analysis used for review for consideration of approval. To be eligible, patients must have had at least 3 prior lines of treatment, which had to include an IMiD, PI and an anti-CD38 antibody, be refractory to the most recent line of therapy, have an ECOG performance status of 0 or 1, have measurable disease, and have adequate function of vital organs. We expect a median follow-up requirement of approximately 13 months. This trial will be conducted at institutions in the United States only. Other secondary and/or exploratory endpoints will include progression free survival (PFS), overall survival (OS), assessment of minimal residual disease, further characterization of the safety profile of CART-ddBCMA in a larger patient population, and confirmatory correlative biomarker analysis for pharmacology, predictive biomarkers of depth and duration of response, and manufactured CART-ddBCMA cell phenotyping. Assuming positive data from this clinical trial, we plan to file a BLA in 2025 in collaboration with Kite.

iMMagine-1 Phase 2 Pivotal Study Design

A multicenter, open-label study of CART-ddBCMA in patients with r/r MM

Primary Endpoint

Overall Response Rate (ORR) per IMWG criteria by Independent Review Committee (IRC)

- The primary analysis is planned when all subjects have a minimum of 13 months follow up after infusion of CART-ddBCMA

Key Secondary Endpoint

Stringent complete response (sCR) or complete response (CR) rate per IMWG criteria

ORR per IMWG by IRC in patients with 3 prior lines

Eligibility Criteria	• At least 3 prior lines of therapy, including PI, ImiD, and anti-CD38 antibody, and refractory to last line • Measurable disease • ECOG 0-1
Enrollment and Dose	• N=~110 patients • Dose = 115 (+/-10) million CAR+ cells

CART-ddBCMA: Phase 3 Trial in Earlier Lines of Therapy in MM (iMMagine-2)

Ultimately, we believe the use of CART-ddBCMA will move to earlier lines of therapy in MM. Therefore, following completing enrollment of the iMMagine-1 trial, in collaboration with Kite, we plan to initiate enrollment of a Phase 3 clinical trial designed to evaluate efficacy of CART-ddBCMA in additional populations, which we refer to as the iMMagine-2 trial. Similar to other CAR-T therapies targeting BCMA, we plan to focus on enrollment of patients in earlier lines of therapy. We will seek to demonstrate in the iMMagine-2 trial that CART-ddBCMA can provide clinical benefit in patients in earlier line populations.

CART-ddBCMA: Future Clinical Plans

Pursuant to the Kite Collaboration Agreement, as further described in “Licenses and Collaborations” below, Kite will initiate clinical trials of CART-ddBCMA in additional key geographies, such as Europe and Asia, which may also serve to further expand the label into additional populations in the United States.

ACLX-001 (BCMA): Phase 1 Trial

Our first ARC-SparX program is ACLX-001, an immunotherapeutic combination composed of ARC-T-cells and bi-valent SparX proteins targeting BCMA, or SPRX001, for the treatment of rrMM. In ACLX-001, we use our ARC-T-cells for the first time in combination with SPRX001, which utilizes the same antigen binding domain as CART-ddBCMA. We initiated our Phase 1 dose-escalation clinical trial of ACLX-001 in the second quarter of 2022. This trial is intended to serve as clinical validation of our ARC-SparX platform as we seek to understand PK, safety profile, and dosing strategy for future clinical development. The clinical trial is designed to allow dose escalation and flexibility in the frequency of SPRX001 administration based on observed pharmacokinetics of SPRX001 and ARC-T cell expansion kinetics. We intend to present interim clinical data of the Phase 1 trial of ACLX-001 in 2023.

The primary objective of the trial is to provide clinical validation of our ARC-SparX platform as we seek to understand PK, safety profile, and dosing strategy for future clinical development programs. We intend to also demonstrate clinical benefit in patients with rrMM that can support the potential of ACLX-001 and the ARC-SparX platform. The primary endpoint of the trial is to determine the incidence of treatment-emergent adverse events (TEAEs), including dose limiting toxicities (DLTs). Upon completion of the Phase 1 trial, we will leverage the learnings from this trial to advance our AML/MDS programs utilizing ARC-SparX and consider developing additional SparX for rrMM for a broader pipeline in this disease area.

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

We intend to utilize SparX proteins targeting different AML and MDS antigens that can be used in combination to combat disease heterogeneity. Furthermore, we believe the controllability of the ARC-SparX platform will give physicians the ability to turn off the therapy once disease is controlled to allow for faster recovery of the normal myeloid compartment and thus less toxicity. We initiated the Phase 1 clinical trial for ACLX-002, our lead ARC-SparX program for AML/MDS in the fourth quarter of 2022 and continue to develop preclinical SparX proteins for other AML/MDS antigens.

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

The standard of care for the majority of AML patients consists of induction chemotherapy (cytarabine and anthracycline) followed by additional rounds of chemotherapy with or without stem cell transplant. Although approximately two-thirds of patients achieve remission, relapse often occurs within the first 18 months following treatment. The high relapse rate points to the need for new therapies capable of extending disease free survival. We believe there is a critical need to develop new therapeutic modalities with greater safety and efficacy, especially for patients with relapsed or refractory AML.

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

ACLX-002 (CD123): Phase 1 Trial

Our first AML/MDS product candidate is ACLX-002, which is an immunotherapeutic combination agent composed of the same ARC-T-cells used in ACLX-001, together with mono-valent SparX proteins that each contain a binding domain directed at CD123. We began clinical development of ACLX-002 in the fourth quarter of 2022 with initiation of a Phase 1, dose escalation trial of both ARC-T-cells and SPRX002 in relapsed or refractory AML and/or high-risk MDS. The primary objective of the trial is to identify a recommended Phase 2 dose (RP2D) that does not exceed the MTD and achieves evidence of clear clinical benefit. The primary endpoint of the trial will be to determine the incidence of TEAEs, including DLTs. The clinical trial is designed to allow dose escalation and flexibility in the frequency of SPRX002 administration based on observed pharmacokinetics of SPRX002 and ARC-T cell expansion kinetics.

Preclinical AML/MDS Product Candidates

We have also identified a group of high priority antigen targets associated with AML/MDS through internal analyses and conversations with key opinion leaders and are developing additional SparX proteins against such target antigens. We have isolated D-Domain binders to several of these high value AML/MDS targets and plan to progress them in our pipeline. In several of our preclinical and discovery projects, we have engineered D-Domains into SparX proteins that bind to these targets, including for ACLX-003, which continues to progress toward IND-enabling studies. Additionally, we are building a map of target expression in primary AML patient tumors to understand how our targets may eventually be combined to combat the inherent heterogeneity of the disease.

Our Solid Tumor Program

We intend to develop multiple assets and novel technology to combat a variety of solid tumor indications while leveraging the strengths of each of our existing therapeutic platforms.

ddCARs may be best suited for targets that have highly homogeneous tumor cell expression with little to no normal cell expression with potential for a wide therapeutic window. We are continuing to build ddCARs where the target biology supports this approach. To this end, we have selected D-Domain binders to an attractive target that we are evaluating as a ddCAR to potentially treat patients with HCC.

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

Targeting solid tumors with cellular therapy presents additional hurdles such as on-target off-tumor toxicity as well as physical and immunological barriers. We intend to use a multi-pronged approach employing innovative technological solutions such as AND-gated SparX proteins as well as technologies designed to enhance the persistence and function of ddCAR or ARC-T-cells in the tumor environment. We also intend to employ clinical and translational strategies such as combinations with checkpoint inhibitors to boost activity of ddCAR or ARC-T-cells to further overcome some common immunological barriers to successful CAR-T therapy.

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

Next-Generation Cell Therapy Products, such as Allogeneic and Other Immune Cell Therapies. We believe it will be important for patients to have both autologous and allogeneic/off-the-shelf cell therapy options as both therapeutic options mature, including therapies derived from T-cells and NK cells. Under the Kite Collaboration Agreement, as further described in “Licenses and Collaborations” below, Kite will develop allogeneic/off-the-shelf cell therapies for the treatment of myeloma as another tool in our fight against cancer that includes our autologous ddCARs and ARC-SparX.

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

Diagnostics. Our D-Domains or SparX proteins may be used in various diagnostic settings much like monoclonal antibodies or antibody fragments. As an example, we can envision labeling SparX proteins with a radiotracer for imaging tumors in patients as a patient selection tool prior to starting therapy with that same SparX together with ARC-T-cells.

Antibody Alternatives. Our binding domains have many positive attributes over scFv binding domains that we believe could allow them to be used as an scFv alternative in non-cell therapy applications and serve as the foundation to creating a new class of therapeutic antibody alternatives.

Manufacturing and Delivery

Our manufacturing process is consistent across CART-ddBCMA cells and ARC-T-cells. This consistent process enables flexibility of cell product production within a site using the same equipment and consistent protocols, utilizing product specific viral vector input. As we advance clinical development of multiple product candidates across our ddCAR and ARC-SparX platforms, we have secured key components, including lentiviral vector, and capacity from our manufacturing partners to ensure we are able to complete enrollment for our CART-ddBCMA Phase 2 pivotal trial and our Phase 1 trial of ACLX-001. Pursuant to the Kite Collaboration Agreement, following the completion of technical transfer of our cell manufacturing process to Kite, Kite will be responsible for manufacturing activities for future clinical trials and commercial supply of CART-ddBCMA.

CART-ddBCMA Cell and ARC-T Cell

We currently rely on third parties for the manufacture and release testing of viral vectors and product candidates for clinical testing. We also currently rely on third parties for patient apheresis material logistics, as well as to package, label, store and distribute our product candidates. As we progress through development to commercialization, we will leverage our best-in-class vendors and collaboration with Kite, and evaluate other options as needed, to secure commercial-scale capacity.

Our cell manufacturing supplier for the CART-ddBCMA Phase 1 trial has proven to be a reliable partner, releasing 100% of initiated cell product runs through November 22, 2022. Of the 38 lots of CART-ddBCMA associated with patients for which preliminary clinical data from our Phase 1 clinical trial was reported, cell product for CART-ddBCMA has thus far had a mean viability of 98%, a mean percent CAR+ rate of 69%, and a mean yield of over one billion cells, more than sufficient for our intended therapeutic dose of 115 (+/- 10) million cells.

In 2022, we completed the technology transfer activities and submitted IND amendments for the manufacturing of CART-ddBCMA to our suppliers for our pivotal iMMagine-1 Phase 2 trial, Oxford Biomedica for the supply of lentiviral vector, and Lonza Houston, Inc. for the manufacturing of our cell product. We dosed our first patients in the iMMagine-1 trial with pivotal trial drug product using these third-party suppliers in the fourth quarter of 2022.

We are continuing to invest in process improvements to reduce the overall process time and improve costs. Our D-Domain, due to its stability, has demonstrated a high transduction rate resulting in a more efficient manufacturing process. We believe this will translate to improved processes that will reduce the time to intervention for patients.

We have established partnerships with experienced cell therapy contract manufacturers to supply clinical materials and manufacturing services for our clinical trials. As we scale within our clinical trials and prepare for commercialization, we plan to increase capacity with our current suppliers and expand through our collaboration with Kite. Per the Kite Collaboration Agreement, Kite will manufacture CART-ddBCMA following technical transfer of our manufacturing process to Kite, and Kite will bear the CMC commercial readiness costs and associated capital expenses. The parties will continue to split manufacturing costs for clinical material.

The manufacturing process for our ARC-T-cells is consistent with the CART-ddBCMA process. However, cells are transduced with a lentiviral vector encoding our universal ARC, which is a CAR with an anti-TAG binding domain, in lieu of a lentiviral vector encoding the CAR construct with a ddBCMA binding domain. Because our ARC-T-cells are designed to express the same TAG-specific binding domain rather than a cell surface antigen-specific binding domain, the same lentiviral vector encoding the universal ARC can be used for every patient regardless of disease or target antigen.

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

We anticipate substantial direct competition from other organizations developing advanced CAR-Ts, other types of genetically modified cell therapies, or other anti-BCMA biologics due to their promising clinical therapeutic effect in clinical trials including: 2seventy, Abbvie, Allogene, Amgen, Autolus, Bristol-Myers Squibb, CARSgen, Cartesian, Cellular Biomedicine Group, Gilead, Gracell, GSK, Innovent, Johnson & Johnson, Legend, Novartis, Nanjing IASO Biotherapeutics Ltd, Pfizer, Poseida Therapeutics, Precision BioSciences, Pregene, Regeneron and Roche. In addition, some companies, such as Allogene, Caribou Biosciences, Cellectis, Celyad, and Crispr, are developing allogeneic cell therapies that could compete with our product candidate.

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

Commercialization

In light of our current stage of development, we are in the early phases of establishing a commercial organization and distribution capabilities. Prior to approval of any of our product candidates, we intend to establish a commercialization infrastructure for those products. Additionally, pursuant to the Kite Collaboration Agreement, we and Kite will be jointly responsible for commercialization of CART-ddBCMA and certain other MM cell therapy products, if approved by the FDA, in the United States and will leverage Kite’s commercialization infrastructure, including sales and marketing and commercial distribution. Kite will be responsible for commercialization of CART-ddBCMA and such other MM products, outside the United States, to the extent they are approved by the applicable regulatory authorities.

Licenses and Collaborations

Collaboration and License Agreement with Kite Pharma, Inc.

In December 2022, we entered into a Collaboration and License Agreement (the Kite Collaboration Agreement) with Kite Pharma, Inc., a Gilead company (Kite), to co-develop and co-commercialize CART-ddBCMA and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in CART-ddBCMA, in each case for the treatment of MM. We also granted Kite an option to include autologous CAR-T-cell therapy products that utilize our ARC-SparX platform that are directed to BCMA, such as ACLX-001, as well as ARC-SparX products directed to CS1. We received a $225 million upfront cash payment in February 2023 and will be eligible to receive up to approximately $3.9 billion in clinical, regulatory, and commercial milestone payments. In the United States, we and Kite will equally share profits and losses from the commercialization of the CART-ddBCMA and any next-generation autologous CAR-T cell therapy product for which we may exercise our option to co-promote with Kite (collectively, the Co-Promote Products). For Co-Promote Products outside of the United States and for any other products we may license to Kite that are not a Co-Promote Product (Non-Co-Promote Products), we will be eligible for tiered royalties in the low to mid teen percentages.

We and Kite will jointly develop the Co-Promote Products in accordance with mutually agreed development plans and development budgets. We will conduct the iMMagine-1 trial for CART-ddBCMA and Kite will conduct all other development of the other Co-Promote Products. Other than certain items expressly set forth in the Kite Collaboration Agreement, the out-of-pocket development costs for activities conducted in the United States for Co-Promote Products will be shared equally by us and Kite, and the out-of-pocket development costs for activities conducted outside the United States as part of a global clinical trial for Co-Promote Products will be borne 60% by Kite and 40% by us, however Kite will be solely responsible for the costs for country-specific clinical trials and CMC commercial readiness. Kite will be solely responsible for the conduct of development of the Non-Co-Promote Products at its sole cost. In the United States, we and Kite will be jointly responsible for commercialization of the Co-Promote Products. Kite will be responsible, at its sole cost, for commercialization of the Co-Promote Products outside the United States and the Non-Co-Promote Products worldwide. Kite will manufacture the licensed products and bear the CMC commercial readiness costs and capital expenses, except that we are responsible for manufacturing the CART-ddBCMA prior to transferring the manufacturing process to Kite.

Unless earlier terminated, the Kite Collaboration Agreement will continue in effect until no licensed products are being developed or commercialized. The Kite Collaboration Agreement is subject to customary termination provisions including termination by a party for the other party’s uncured, material breach. In the event of certain terminations of the Kite Collaboration Agreement, we are entitled to certain reversionary rights with respect to the terminated products.

The Kite Collaboration Agreement contains customary representations, warranties, covenants, and terms governing the prosecution and enforcement of intellectual property.

In connection with the Kite Collaboration Agreement, we also entered into a common stock purchase agreement (the Purchase Agreement) and a standstill and stock restriction agreement (the Standstill Agreement) with Gilead Sciences (Gilead) in December 2022, pursuant to which, upon closing in January 2023, we issued and sold to Gilead 3,478,261 shares of our common stock for an aggregate purchase price of approximately $100.0 million and Gilead agreed to certain transfer and standstill restrictions and received certain registration rights.

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

As of December 31, 2022, we own four patent families directed to the proprietary D-Domain binding domain technology.

•
The first patent family includes three pending U.S. non-provisional patent applications, and several pending foreign patent applications in Australia, Brazil, Canada, China, the Eurasian Patent Organization, the European Patent Organization, India, Israel, Japan, the Republic of Korea, Mexico, New Zealand, Philippines, and Singapore. The family further includes three issued U.S. patents (U.S. Pat. Nos 10,662,248, 10,647,775 and 11,008,397), two granted European patents (EP Pat. Nos. 3280432 and 3280433) and nine patents granted (or applications allowed) in other commercially significant jurisdictions (Australian Pat. No. 2016246426, Israeli Pat. No. 254907, Indonesian Pat. No. P000075612, Japanese Pat. Nos. 6871232 and 6873101, Mexican Pat. No. 387517, Singaporean Pat. No. 11201708257U, and South African Pat. No. 2017/06875). EP Pat. No. 3280432 has been validated in Albania, Austria, Belgium, Bulgaria, Switzerland/Liechtenstein, Croatia, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, and Turkey; EP Pat. No. 3280433 has been validated in Belgium, Switzerland/Liechtenstein, Germany, Denmark, Spain, France, United Kingdom, Italy, Luxembourg, Monaco, Netherlands, Norway, and Sweden. Both EP patents were registered in Hong Kong. The patent family broadly covers libraries of our proprietary D-Domain binding domains, compositions comprising our proprietary D-Domain binding domains and methods of using our proprietary D-Domain binding domains. Compositions covered by the issued/granted claims include fusion polypeptides comprising our proprietary D-Domain binding domain and CARs comprising our proprietary D-Domain binding domains. Methods covered by the issued/granted claims include the use of CARs comprising our proprietary D-Domain binding domain in the treatment of cancer. The issued/granted claims encompass CART-ddBCMA and universal ARC-T-cells, ACLX-001: BCMA and ACLX-002: CD123 SparXs, and methods of using thereof in the treatment of cancer. Any patent issuing from the first family is expected to expire in 2036, not including any patent term adjustment and patent term extension.

•
The second patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The second family includes an international patent application, a pending U.S. non-provisional patent application, and pending foreign patent applications in Australia, Brazil, Canada, China, the Eurasian Patent Organization, the European Patent Organization, Indonesia, India, Israel, Japan, the Republic of Korea, Mexico, New Zealand, Philippines, Singapore, South Africa, and Hong Kong. The family further includes three issued U.S. patents (U.S. Pat. Nos 11,377,482, 11,318,165 and 11,464,803). The issued/granted claims encompass CART-ddBCMA ARC-T-cells, ACLX-001: BCMA and ACLX-002: CD123 SparXs. Any patent issuing from the second family is expected to expire in 2038, not including any patent term adjustment and patent term extension.
•
The third patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The family includes a pending international patent application and a U.S. non-provisional patent application. We plan to enter national phase in commercially relevant jurisdictions. Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.
•
The fourth patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The family includes a pending U.S. provisional patent application. We plan to convert the pending application into an international application. Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.

As of December 31, 2022, we also own two patent families directed to the proprietary ARC-SparX platform technology.

•
One patent family is directed to our ARC construct and SparX protein technologies, and to methods of using them in T cell-based and other therapeutic applications. The family includes a pending U.S. non-provisional patent application, and pending foreign patent applications in Australia, Brazil, Canada, China, the Eurasian Patent Organization, the European Patent Organization, Indonesia, India, Israel, Japan, the Republic of Korea, Mexico, New Zealand, Philippines, Singapore, South Africa, and Hong Kong. Any patent issuing from the family is expected to expire in 2038, not including any patent term adjustment and patent term extension.
•
A second patent family is directed to dosing regimens for employing the proprietary ARC-SparX platform technology in therapeutic methods. The family includes a pending international patent application. We plan to enter national phase in commercially relevant jurisdictions. Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.

In addition to patent protection, we also rely on trademark registration, trade secrets, know-how, other proprietary information and continuing technological innovation to develop and maintain our competitive position.

Our trademark portfolio currently contains pending U.S. trademark applications for the ARCELLX, ARCELLX logo, ARC-SPARX, ARC-T, SPARX, SPARX PROTEINS and SPARX PROTEIN trademarks, and some corresponding foreign trademark applications and registrations.

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

Since March 2020, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, including guidance on conducting clinical trials during the pandemic, among others. The ultimate impact of the COVID-19 pandemic on our business operations is uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2023 fee schedule, effective through September 30, 2023, the user fee for an application requiring clinical data, such as a BLA, is approximately $3.2 million. PDUFA also imposes an annual program fee for each marketed human biologic ($393,933 in FY 2023) and an annual establishment fee on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a biologic shown to be potent can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product. In December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

The E.U. clinical trials legislation currently is undergoing a transition process, In particular, the EU Clinical Trials Regulation (CTR) became applicable on January 31, 2022, repealing the EU Clinical Trials Directive. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, a new clinical trial portal and database that will be maintained by the EMA in collaboration with the European Commission and the EU Member States. Complying with changes in regulatory requirements can incur additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or new requirements or policies governing our business operations, including our clinical trials.

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

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework could reduce our ability to generate revenue in the future or increase our costs, either of which could have a material and adverse effect on our business, financial condition and results of operations. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear. The continuing efforts of the government, insurance companies, managed care organizations, and other payers of healthcare services and medical products to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if approved, and our ability to achieve or maintain profitability.

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

Employees and Human Capital

As of December 31, 2022, we had 98 full-time employees, 70 of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated in Delaware in December 2014 under the name “Encarta Therapeutics, Inc.” and subsequently changed our name to “Arcellx, Inc.” Our principal executive offices are located at 25 West Watkins Mill Road, Suite A, Gaithersburg, Maryland 20878. Our telephone number is (240) 327-0603.Our website address is www.arcellx.com.

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
•
Our ARC-SparX platform is highly dependent on the success of both ACLX-001 and ACLX-002.
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
•
Our business is and may continue to be affected by the COVID-19 pandemic and its lasting effects on the drug development industry and may be significantly adversely affected if further pathogens emerge or if other events out of our control disrupt our business or that of our third-party providers.

Risk Related to Reliance on Third Parties

•
We rely and will rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•
We rely and expect to continue to rely on third parties to manufacture our clinical product supplies and clinical candidates, and we may rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates or fail to do so at acceptable quality levels or prices or if we terminate our relationship for any reason including due to a change in ownership, operating strategy or financial standing.
•
We depend on Kite for certain development and commercialization activities with respect to certain of our product candidates pursuant to our collaboration with Kite. If such collaboration is not successful, we may not be able to realize the market potential of those product candidates.

Risks Related to Our Intellectual Property

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

Risks Related to Government Regulation

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

Risks Related to Commercialization of Our Product Candidates

•
Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

Risks Related to Ownership of our Common Stock

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our D-Domain, ddCAR and ARC-SparX technologies, identifying potential new target antigens, developing product candidates and undertaking research and development, including preclinical studies and clinical trials of our product candidates, all of which are biologics or biopharmaceuticals and require approval under a Biologics License Application (“BLA”). We have not yet demonstrated our ability to successfully initiate and complete any large-scale or pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history or were closer to commercialization. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges that may adversely affect our business.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $188.7 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $318.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or early clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will need to obtain substantial additional funding to complete the development of our product candidates.

Investment in biopharmaceutical product development is highly risky because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities, whether internally or with third- party partners and collaborators, and advance our product candidates through preclinical studies and clinical trials in order to obtain marketing approval. If we obtain marketing approval for any of our product candidates, we also expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, including the aggregate $325.0 million received in connection with the Kite Collaboration Agreement in the first quarter of 2023, will be sufficient to fund our planned operations for at least the next twelve months, but our assumptions could prove to be wrong, and we could consume capital significantly faster than we expect, requiring us to seek additional funding sources sooner than planned, through public or private financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, the imposition of burdensome debt covenants and repayment obligations or other restrictions that may affect our business. Our future capital requirements will depend on many factors, including:

•
The scope, progress, timing, results and costs of developing and manufacturing our product candidates, and their components, and conducting preclinical studies and clinical trials and other testing of our product candidates;
•
Our ability to continue our business operations and product candidate research and development, and to adapt to any changes in the regulatory approval process, manufacturing supply, or clinical trial requirements and timing due to the COVID-19 pandemic and otherwise, including our ability to comply with new regulatory guidance or requirements on conducting clinical trials during and after the COVID-19 pandemic;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all (as further described under Risks Related to Our Business). If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to decrease headcount and/or significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the foregoing events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

In addition, we may seek additional capital due to strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

We identified a material weakness in our internal control over financial reporting in the quarter ending September 30, 2022 which was remediated as of December 31, 2022. Any future material weakness identified may adversely affect our business, reputation and stock price.

During the quarter ended September 30, 2022, our management and Audit Committee concluded that we had material weakness in our internal control over financial reporting relating to accounting for research and development expenses and related accounts. The effects of errors in such accounting resulted in an overstatement of research and development expenses, resulting in a restatement of the condensed consolidated financial statements contained in our Quarterly Reports on Form 10-Q for each of the periods ended March 31, 2022 and June 30, 2022, as management determined that the aggregate effect of the individual errors in each period was material to the condensed consolidated financial statements for such fiscal quarters. See Part II, Item 9A “Control and Procedures” for more information about the material weakness that we identified; the material weakness was remediated as of December 31, 2022.

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

We are early in our development efforts. We are still developing our D-Domain, ddCAR and ARC-SparX platforms, and conducting drug discovery and preclinical studies for a number of product candidates while advancing our ongoing clinical trials for CART-ddBCMA, ACLX-001 and ACLX-002. We have treated a small number of patients as of the date hereof and our clinical experience with our initial product candidates is limited. Because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy and/or feedback during the period of product development.

There is a high failure rate for biopharmaceutical products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. For example, a large percentage of the patients enrolled in the Phase 1 CART-ddBCMA trial had poor prognostic factors associated with increased tumor burden and may have impacted our rates of response. We therefore believe that the pivotal trial may yield improved PFS rates and retain a comparable safety profile to the Phase 1 trial if the pivotal trial enrolls a population with fewer poor prognostic features. However, the resulting enrolled patient population of the pivotal trial could be different than expected, these prognostic factors may not have as significant of an impact as we had expected, or there may be other factors that have greater impact on the rate of response, among other risks.

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
•
Submission of INDs or other regulatory applications for our planned clinical trials or future clinical trials and authorizations from regulators to initiate clinical trials;
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

We cannot be certain that our clinical trials will be initiated and completed on time, if at all, or whether our planned clinical strategy will be acceptable to the FDA or foreign health authorities. In addition, it remains difficult to predict the lasting impact the COVID-19 pandemic may have on the development of our product candidates, our preclinical studies and clinical trials, and our business.

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

Because cell therapies represent a relatively new field of cellular immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of risks and challenges, including:

•
Developing and deploying consistent and reliable processes for procuring a patient’s apheresis material, engineering a patient’s T-cells ex vivo and infusing the engineered T-cells back into the patient;
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
•
Establishing adequate manufacturing capacity suitable for the manufacture of our product candidates in line with expanding enrollment in our clinical trials and our projected commercial requirements;
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

We may not be able to successfully develop our product candidates, our technology or our other product candidates in a manner that will yield products that are safe, effective, scalable or profitable. Additionally, because our technology involves the genetic modification of patient T-cells ex vivo, we are subject to additional regulatory challenges and risks, including:

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

Additionally, in developing our product candidates, we have not exhaustively explored different options in the design and method for manufacturing ddCARs, ARC-T-cells and SparX proteins. Although we do not currently plan to change the structure of our ddCARs, ARC-T-cells or SparX proteins in the near term, we may in the future find our ddCARs, ARC-T-cells or SparX proteins, or any manufacturing process thereof, may be substantially improved with future design or process changes. Changes in product design and changes in the manufacturing process, equipment, or facilities may require further comparability analysis and approval by FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety, identity, purity and efficacy. For example, we have used a lentiviral vector to transduce the gene for the ddCAR and ARC constructs into patient T-cells. In the future, we may find that another type of vector or other means of genetically modifying T-cells may offer advantages, particularly as we consider inserting our ddCARs and ARC-T-cells into other immune cells. Changing how we genetically modify the immune cells would necessitate additional process development, comparability studies, regulatory filings and clinical testing and delay existing product candidates.

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

Our ARC-SparX platform is highly dependent on the success of both ACLX-001 and ACLX-002.

Our ARC-SparX platform, including our AML/MDS program, is highly dependent on the success of ACLX-001 and ACLX-002, the first two product candidates based on our ARC-SparX platform. ACLX-001 is an immunotherapeutic combination composed of ARC-T-cells and bi-valent SparX proteins targeting BCMA, or SPRX001, for the treatment of rrMM. ACLX-002 is an immunotherapeutic combination composed of ARC-T-cells and monovalent SparX proteins targeting CD123, or SPRX002, for the treatment of relapsed or refractory AML and high-risk MDS. The ARC-T-cells and the SparX proteins comprising ACLX-001 and ACLX-002 are entirely novel and neither had been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. All SparX proteins are comprised of one or more antigen-specific binding domains fused to a protein that we refer to as the TAG. The TAG is a novel protein sequence derived from the 26kDA C-terminal fragment of human alpha fetoprotein (“hAFP”) and also had never been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. The ARC-T-cells are designed to have a binding domain that recognizes the TAG, which we refer to as anti-TAG. The anti-TAG had also never been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. There can be no assurance that the ARC-T-cells, the SparX proteins, the TAG, anti-TAG and other parts of ACLX-001 and ACLX-002 will not trigger an adverse response, cause unintended off-target recognition, limit the expected activity of the product candidates or result in other negative outcomes.

Additionally, because all product candidates in our ARC-SparX platform use the ARC-T-cells, a failure with ACLX-001 or ACLX-002 will increase the actual or perceived likelihood that our other product candidates in the ARC-SparX platform will experience similar failures.

Our Phase 1 trials of ACLX-001 and ACLX-002 are intended to serve as clinical validation of our ARC-SparX platform as we seek to understand the pharmacokinetics, safety profile, and dosing strategy for future clinical development. Upon completion of the Phase 1 trials, we will leverage the learnings from these trials to further advance our AML/MDS programs utilizing ARC-SparX for a broader pipeline in this disease area. If we do not successfully complete the Phase 1 trials for ACLX-001 and ACLX-002 in a timely manner or fail to achieve favorable results from the trial, we may experience significant delays or other issues in advancing our other ARC-SparX product candidates, and our other discovery projects in AML/MDS and other tumor settings.

Clinical development is a lengthy, expensive and uncertain process. Our clinical trials may fail to demonstrate adequate safety and/or efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization and potentially impact the development of our other product candidates.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including CART- ddBCMA, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates have adequate safety and efficacy profiles, and the manufactured drug product has quality attributes that are appropriate for use in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

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
•
Be required to perform additional clinical trials to support approval or be subject to additional post- marketing requirements;
•
Have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified Risk Evaluation and Mitigation Strategy (“REMS”);
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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Events that may prevent successful or timely completion of clinical development include:

•
Delays associated with the COVID-19 global pandemic or its lasting effects on the drug development industry, as further described under Risks Related to Our Business;
•
Delays in reaching a consensus with regulatory agencies on trial design;
•
Delays in reaching agreement on acceptable terms with prospective CROs, and clinical trial sites and obtaining required institutional review board (“IRB”), approval at each clinical trial site;
•
Delays in recruiting and enrolling suitable patients to participate in our clinical trials;
•
Failure to collect sufficiently viable white blood cells from patients, adequately expand or successfully transduce sufficient number of patient T-cells for infusion or otherwise manufacture product candidates, or infuse patients in a timely manner with product candidate;
•
Failure by our CROs, other third parties or us to adhere the trial protocol or the FDA’s good clinical practices (“GCPs”) or applicable regulatory guidelines in other countries;
•
Third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or foreign health authorities for violations of applicable regulatory requirements;
•
Delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical trial sites, including due to a facility manufacturing any of our product candidates or any of their components being ordered by the FDA or foreign health authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMPs”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
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
•
Suspensions or terminations by IRBs or Data Safety Monitoring Boards (“DSMBs”) or internal clinical holds and/or clinical holds from or by regulatory authorities;
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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, and acts of war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions), relevant to such foreign countries.

Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, preliminary or topline data from clinical trials. For example, the data as of the October 31, 2022 data cutoff date for the 38 patients from our Phase 1 clinical trial for CART-ddBCMA for the treatment of rrMM is preliminary data. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects.

Moreover, preliminary, interim and topline data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on trial, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results.

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

There is no guarantee that our product candidates will not have side effects similar to those seen in other genetically modified cell therapies or that we will be able to prevent side effects from escalating to an unsafe level for our patients. Additionally, our initial product candidates are directed at treating patients with rrMM and AML/MDS. These patients are often elderly and/or have significant co-morbidities, and we expect they will receive our product candidate as a last line of therapy after most other therapies have failed, and these patients may be particularly susceptible to safety and toxicity risks. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy may be complicated and difficult to manage, which could result in patient death or other significant issues. Additionally, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications.

We have designed a new binding domain that we believe should have low immunogenicity because we also removed potentially immunogenic sequences from their binding domains, which we refer to as “deimmunization.” However, it has never been tested in humans outside of our current clinical trials and we cannot guarantee that there will not be any unexpected side effects from this binding domain or the SparX proteins that we plan to test as part of our product candidates. Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition in vivo by our novel binding domains, our product candidates may still cause unintended off-target recognition in patients. Additionally, our genetically modified T-cells, the ddCARs and the ARC-T-cells, may still bind targets other than the target antigens or the TAG on our SparX proteins, respectively. If significant unexpected binding or off-target binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or other unexpected characteristics. Detection of any significant unexpected or off-target binding may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential off-target tissue that our product candidates may interact with. Any unexpected or off-target binding that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials and ability to proceed to marketing approval and commercialization.

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

If we or our third-party manufacturers or collaborators use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

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

The “vein-to-vein” cycle for treating cancer patients using T cell therapy typically takes approximately four to six weeks and involves a large number of steps and human participants. First, the patient’s lymphocytes are isolated by apheresis at the clinical site and shipped to the manufacturing site. Under cGMP conditions at the manufacturing site, the patient’s lymphocytes are washed, and then enriched for CD3-positive T-cells using specialized reagents. After overnight culture and T cell activation, the T-cells are transduced using lentiviral vector transduction technology to introduce the CAR and ARC genetic construct into the enriched T cell population. At the completion of T cell transduction, the T-cells are expanded for several days, harvested, formulated into the final drug product and then cryopreserved for delivery to patients. In the United States, samples of the final product are subjected to several release tests which must fulfill specified criteria for the drug product to be released for infusion. These include sterility, identity, purity, potency and other tests. We are subject to stringent regulatory and quality standards in the course of a T cell therapy treatment process, and we cannot assure you that our quality control and assurance efforts will be successful or that the risk of human or systemic errors in these processes can be eliminated.

Prior treatments can alter the cancer and negatively impact chances for achieving clinical activity with our product candidates.

Patients with hematological cancers typically receive highly toxic chemotherapy as their initial treatments that can impact the viability of the T-cells collected from the patient and may contribute to highly variable responses to CAR-T cell therapies. Patients could also have received prior therapies that target the same target antigen on the cancer cells as our intended product candidate and thereby these patients may have cancer cells with low or no expression of the target antigen. As a result, our product candidates may not recognize the cancer cell and may fail to achieve clinical activity.

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

We are initially developing CART-ddBCMA as a last line therapy for patients with rrMM with plans to pursue label expansion into earlier lines of therapy. However, there is no guarantee that it, or any of our product candidates, even if approved, would be approved for earlier lines of therapy and any approved products may end up having a smaller market opportunity than we anticipated. Additionally, our projections of both the number of people who have the cancers we are targeting, as well as the size of the subset patient population who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. As a result, the number of patients may turn out to be fewer than expected.

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

We anticipate substantial direct competition from other organizations developing advanced CAR-T or other types of genetically modified cell therapies due to their promising clinical therapeutic effect in clinical trials, including 2seventy, Abbvie, Allogene, Amgen, Autolus, Bristol-Myers Squibb, Caribou Biosciences, CARsgen, Cartesian, Cellectis, Cellular Biomedicine Group, Celyad, Crispr, Gilead, Gracell, GSK, Innovent, Johnson & Johnson, Legend, Nanjing IASO Biotherapeutics Ltd., Novartis, Pfizer,

Poseida Therapeutics, Precision BioSciences, Pregene, Regeneron, and Roche. In addition, we expect to also compete with companies developing:

•
T-cells with CARs that are reactive to tumor associated antigens;
•
T-cells with T-cell receptors (“TCRs”) that are reactive to tumor associated antigens;
•
T-cells with adapter platforms;
•
Bispecifics that bring T-cells and diseased cells into close proximity with each other;
•
Other immune cells that can be targeted using antibodies;
•
Natural killer (“NK”)-based cell therapies;
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

Risks Related to Our Business

Unstable market and economic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, may have serious adverse consequences on our business, financial condition and stock price

As widely reported, global credit and financial markets have experienced volatility and disruptions recently including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and increased inflationary risk. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including Russia’s actions in Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary equity or debt financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $254.8 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As of December 31, 2022, we had 98 full-time employees. As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to need additional research, development, clinical, quality assurance, statistical analysis, managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations, including for in-house manufacturing capabilities. Future growth would impose significant added responsibilities on members of management, including:

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

Our internal computer systems and networks, or those used by our third-party CROs, other contractors, consultants or collaborators, may fail or suffer security breaches or incidents, which could result in a material disruption of the development programs of our product candidates.

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

In addition, these breaches and incidents and other inappropriate access can be difficult to detect, remediate, and otherwise address, and may remain undetected or not fully addressed for an extended period. Any delay in identifying them and responding to or otherwise remediating them may lead to increased harm of the type described above. We expect to continue to expend significant resources to protect against security breaches and incidents, and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to individuals or other persons or implementing additional security measures. With the increase in personnel working remotely during and after the COVID-19 pandemic, we and our vendors are at increased risk for security breaches and incidents.

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
•
The federal civil and criminal false claims laws, including the civil False Claims Act (“FCA”), that can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. No specific intent to defraud is required under the civil FCA. The criminal FCA provides for criminal penalties for submitting false claims, including imprisonment and criminal fines.
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
•
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization.
•
The federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act (“ACA”), and its implementing regulations, which require applicable manufacturers of covered drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (“HHS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
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

Patients with cancer and other diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life- threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our product candidates, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

Recent changes in tax law may adversely affect our business or financial condition. For example, in 2021, there were numerous changes proposed to U.S. federal income tax law, including an increase to the U.S. corporate tax rate, international business operations reform and the imposition of a global minimum tax. If these or similar changes are enacted, our effective tax rate may be adversely impacted in future years. Additionally, many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock. On January 1, 2022, a provision of the legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) went into effect, eliminating the option to deduct domestic research and development costs in the year incurred and instead requiring taxpayers to amortize such costs over five years. We are currently evaluating the potential impact of this provision.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) by 5-percent shareholders in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including tax credit carryforwards) to offset its post-change taxable income may be limited. As a result of our most recent private placements, our initial public offering, and other transactions that have occurred over the past three years, we may have experienced such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $159.0 million and $160.6 million, respectively, and U.S. federal research and development tax credit carryforwards of $1.9 million, which could be limited if we experience an “ownership change.” We also have net operating loss carryforwards and tax credit carryforwards for state tax purposes, which may be impaired or otherwise subject to limitation. Under the 2017 Tax Act, net operating losses arising in tax years beginning after December 31, 2017 can only offset 80% of annual taxable income for tax years beginning after December 31, 2020, but can be carried forward indefinitely. Our use of net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the annual taxable income limitation and will continue to have a 20-year carryforward period. In addition, we will be unable to use our net operating loss carryforwards and tax credit carryforwards if we do not generate taxable income sufficient to offset our available net operating loss carryforwards and tax credit carryforwards prior to their expiration.

Our business is and may continue to be affected by the COVID-19 pandemic and its lasting effects on the drug development industry and may be significantly adversely affected as the pandemic continues or if other events out of our control disrupt our business or that of our third-party providers.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, since March 2020, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, including guidance on conducting clinical trials during the pandemic, among others. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on

May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

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

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us pursuant to our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to such trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We rely and expect to continue to rely on third parties to manufacture our clinical product supplies and clinical candidates, and we may rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates or fail to do so at acceptable quality levels or prices.

We do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility, and we rely on outside vendors and collaborators to manufacture supplies and process our product candidates. For certain of our components or product candidates, we rely on single suppliers or manufacturers to supply or manufacture, but we plan to expand the number of suppliers and manufacturers as we advance our product candidates through clinical development. Our product candidates are not yet manufactured or processed on a commercial scale and we may remain unable to do so for any of our product candidates. Although in the future we may develop our own manufacturing facilities, we may also continue to use third parties as part of our manufacturing processes and may, in any event, never be successful in developing our own manufacturing facilities. Our anticipated reliance on third-party manufacturers exposes us to the following risks:

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

We have entered into a Collaboration and License Agreement with Kite, and pursuant to the terms of that agreement, are dependent on Kite for certain development and commercialization activities with respect to certain of our product candidates.

In January 2023, we announced the closing of the Collaboration and License Agreement (Kite Collaboration Agreement) with Kite Pharma, Inc., a Gilead Company (Kite), pursuant to which we agreed to collaborate with Kite to co-develop and co-commercialize CART-ddBCMA and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in CART-ddBCMA, in each case for the treatment of MM. We also granted Kite an option to include autologous CAR T-cell therapy products that utilize our ARC-SparX platform that are directed to BCMA, such as ACLX-001, as well as ARC-SparX products directed to CS1. Pursuant to the Kite Collaboration Agreement, we and Kite will jointly develop CART-ddBCMA and any next-generation autologous CAR-T cell therapy product for which we may exercise our option to co-promote with Kite (collectively, the Co-Promote Products) in accordance with mutually agreed development plans and development budgets. We will conduct the iMMagine-1 trial for CART-ddBCMA and Kite will conduct all other development of the other Co-Promote Products. Kite will be responsible for commercialization of CART-ddBCMA and such other MM products, outside the United States, to the extent they are approved by the applicable regulatory authorities. We cannot control whether Kite will devote sufficient attention or resources to this collaboration or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve any of the Co-Promote Products, Kite may elect not to proceed with the commercialization of the resulting product in one or more countries.

Under the Kite Collaboration Agreement, we may receive up to approximately $3.9 billion in clinical, regulatory, and commercial milestone payments. In the United States, we and Kite will equally share profits and losses from the commercialization of the Co-Promote Products. For Co-Promote Products outside of the United States and for any other products we may license to Kite that are not a Co-Promote Product (Non-Co-Promote Products), we will be eligible for tiered royalties in the low to mid teen percentages. The milestones that trigger a payment or royalties under the Kite Collaboration Agreement may never be reached and failure to do so could harm our business and financial condition.

Kite has customary rights to terminate the Kite Collaboration Agreement, and if Kite elects to exercise these termination rights, it will result in a delay in or could prevent us from developing or commercializing certain product candidates. Further, disputes may arise between us and Kite, which may delay or cause the termination of this collaboration, result in significant litigation, cause Kite to act in a manner that is not in our best interest or cause us to seek another collaborator or proceed with development, commercialization and funding on our own. If we seek a new collaborator but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of such development candidates we may have to curtail or abandon that development or commercialization, which could harm our business.

In addition to our collaboration with Kite, we may seek to establish future collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

In addition to our collaboration with Kite, we may seek future collaboration arrangements with other parties for the development or commercialization of our product candidates. The success of any collaboration arrangements may depend on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these arrangements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

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

Composition of matter patents for biological and pharmaceutical products such as proprietary binding domains and CAR-based product candidates often provide a strong form of intellectual property protection for these types of products without regard to any method of use. We cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the U.S. Patent and Trademark Office (“USPTO”), or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts or administrative tribunals in the United States or foreign countries.

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

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time- consuming and unsuccessful.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and any licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith

America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

To date, CART-ddBCMA has been granted Fast Track, orphan drug, and Regenerative Medicine Advanced Therapy (“RMAT”) designations by the FDA. In the future, we may pursue one or more similar designations for other product candidates, including ACLX-001 and ACLX-002.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

A company may request RMAT designation of its product candidate, which designation may be granted if the product meets the following criteria: (1) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites post-approval, if appropriate. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post- approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. RMAT designation does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. It is unclear how these proposals, future policy changes, and changes in FDA regulation will impact new drug applications in the treatment of Alzheimer’s disease and our clinical development programs.

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

Although Breakthrough Designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. We may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. For example, the time required to identify and resolve issues relating to manufacturing and controls, the acquisition of a sufficient supply of our product for clinical trial purposes or the need to conduct additional nonclinical or clinical trials may delay approval by the FDA, even if the product qualifies for breakthrough designation or access to any other expedited program. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate.

If approved, our investigational products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third- party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Legislators, regulators and third-party payers may continue to put forth proposals to reduce costs while expanding individual healthcare benefits, including proposals that impose additional limitations on the rates we will be able to charge for our product candidates, if approved, or the amount of reimbursement available for such approved products from governmental agencies or third-party payers. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time- intensive and expensive, resulting in a material adverse effect on our business.

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

We currently have no marketing and sales organization and have limited experience in marketing cell therapy products. If we are unable to establish marketing and sales capabilities or establish or maintain relationships with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have limited experience in marketing cell therapy products. If any of our product candidates ultimately obtains regulatory approval, we, whether alone or with Kite for programs that we commercialize together, may not be able to effectively or successfully market the approved product.

For any approved product for which we share co-commercialization and co-promotion responsibilities, we may experience challenges, costs or other issues in having to work together with our collaborators. Our inability to work together to successfully market and sell any such products could have a material adverse effect on our business and overall financial condition.

For any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for some of our product candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing capabilities and relying on arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. By relying on third parties for such activities, we may have little or no control over the marketing and sales efforts conducted on our behalf and our revenue from product sales may be lower than if we had commercialized our product candidates in-house. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates and may have difficulties maintaining the relationships already established.

There can be no assurance that we will be able to develop adequate in-house sales and distribution capabilities or establish or maintain successful relationships with third-party collaborators to commercialize any product in the United States or abroad.

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

In addition, the California Consumer Privacy Act (“CCPA”) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and to provide such consumers a right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. Additionally, California voters voted to approve the California Privacy Rights Act (“CPRA”) in November 2020, which modifies the CCPA significantly, with most modifications going into effect January 1, 2023. The CPRA has created further uncertainty and has required, and may require, us to incur additional costs and expenses in an effort to comply. Many similar privacy laws have been enacted or proposed at the federal level and in other states. For example, Virginia enacted its Consumer Data Protection Act in March 2021, Colorado enacted the Colorado Privacy Act in June

2021, Utah enacted the Utah Consumer Privacy Act in March 2022, and Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring in May 2022. Each of these differs from the CCPA and CPRA and becomes effective in 2023. The CCPA, CPRA, and other new and evolving legislation may increase our compliance costs and potential liability.

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

The European Union system for authorization of medicinal products for human use offers several routes: the centralized procedure, the decentralized procedure, and the mutual recognition procedure, as well as domestic national routes. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union Member States as well as the European Economic Area (“EEA”) countries of Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for certain categories of investigational products, including human products containing a new active substance indicated for the treatment of certain diseases, including cancer, AIDS, diabetes and neurodegenerative illness; orphan medicinal products; and medicinal products manufactured using biotechnological processes. Applications for marketing authorization for such medicines must be submitted to the European Medicines Agency (“EMA”), in which the Committee for Medicinal Products for Human Use (“CHMP”) is generally responsible for conducting the initial assessment of a product.

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

Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current pace and review timelines could be extended, including delays due to the COVID-19 pandemic, travel restrictions, or staffing shortages, any of which may cause the FDA to be unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti- corruption laws, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations, all of which can subject us to criminal liability and other serious consequences for violations.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees and third-party business partners, representatives and agents from engaging in corruption and bribery, including offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a government official or commercial party in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with government officials, including potentially officials of non-U.S. governments.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including limited trading volume. In addition to the factors discussed in this Risk Factors section, and elsewhere in this Annual Report on Form 10-K, these factors include:

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

As of March 29, 2023, our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant amount of our outstanding voting stock. Therefore, these stockholders, if they act together, will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interests as one of our stockholders. Further, the significant concentration of stock ownership may adversely affect the market price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market (Nasdaq) to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Pursuant to the 2022 Equity Incentive Plan (the “2022 Plan”), our board of directors or its duly authorized committee is authorized to grant equity awards to our employees, directors, and consultants.

Initially, the aggregate number of shares of our common stock that may be issued pursuant to equity awards under the 2022 Plan is 4,296,875 shares, plus shares subject to awards granted under our 2017 Equity Incentive Plan (the “2017 Plan”) that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us (provided that the maximum number of shares that may be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300 shares). The number of shares of our common stock reserved for issuance under the 2022 Plan shall be cumulatively increased on the first day of each fiscal year, beginning with our 2023 fiscal year and ending on the ten year anniversary of the date our board of directors approves the 2022 Plan equal to the least of 4,296,875 shares, 5.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the administrator of the 2022 Plan. Unless the administrator of the 2022 Plan elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. On January 1, 2023, the number of shares available for issuance under the 2022 Plan was increased by 2,205,299 additional shares.

Pursuant to our 2022 ESPP, our employees may receive the right to purchase shares of our common stock. Initially, the aggregate number of shares of our common stock available for sale under our 2022 ESPP is 312,500 shares. The number of shares of our common stock available for sale under our 2022 ESPP shall be cumulatively increased on the first day of each fiscal year, beginning with the fiscal year following the fiscal year in which the first enrollment date (if any) occurs under the 2022 ESPP and ending on the twenty year anniversary of the date our board of directors approves the 2022 ESPP equal to the least of 312,500 shares, 1.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the administrator of the 2022 ESPP. Unless the administrator of the 2022 ESPP elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. On January 1, 2023, the number of shares available for issuance under the 2022 ESPP was increased by 312,500 additional shares.

If we fail to establish and maintain proper and effective internal controls over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes- Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We continue to recruit additional finance and accounting personnel with certain skill sets that we will need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Management has identified a material weakness in our internal control over financial reporting. Please see the risk factor below entitled “We have remediated a material weakness in our internal controls over financial reporting related to the accounting for research and development expense accrual and related accounts as of December 31, 2022. In the future, if we are unable to maintain effective disclosure controls and procedures, our business, financial position and results of operations could be adversely affected.” Our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We have remediated a material weakness in our internal controls over financial reporting related to the accounting for research and development expense accrual and related accounts as of December 31, 2022. In the future, if we are unable to maintain effective disclosure controls and procedures, our business, financial position and results of operations could be adversely affected.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of each of the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 due to a material weakness in our internal control over financial reporting as of such dates. This material weakness has been remediated as of December 31, 2022. See Part II, Item 9A – Controls and Procedures for more information about the material weakness we identified.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Gaithersburg, Maryland, where we lease 22,930 square feet of office and laboratory space pursuant to a lease agreement that expires on January 31, 2030. In May 2022, we entered into a new operating lease agreement for 51,822 square feet of office and laboratory space in Redwood City, California pursuant to a lease agreement that expires on January 31, 2034. In July 2022, we entered into a new operating lease agreement for 57,902 square feet of office and laboratory space in Rockville, Maryland pursuant to a lease agreement that expires on May 31, 2035.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of December 31, 2022 we were not a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “ACLX” on the Nasdaq Global Select Market.

Holders of Our Common Stock

As of March 28, 2023, there were approximately 27 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered securities by us during the year ended December 31, 2022 that were not previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Use of Proceeds from our Public Offering of Common Stock

On February 8, 2022, we closed our initial public offering (IPO), in which we issued and sold 9,487,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,237,500 additional shares of common stock, at a public offering price of $15.00 per share. We received net proceeds of $127.3 million, after deducting underwriting discounts and commissions and other offering expenses paid by us of approximately $15.0 million. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S-1 (Registration No. 333-262191), which was declared effective by the SEC on February 3, 2022. BofA Securities, Inc., SVB Securities LLC, Barclays Capital Inc. and William Blair & Company, L.L.C. acted as representatives of the several underwriters of the IPO. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of IPO proceeds from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on February 7, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties and assumptions. You should review the sections titled "Special Note Regarding Forward-Looking Statements" and “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a clinical-stage biotechnology company reimagining cell therapy through the development of innovative immunotherapies for patients with cancer and other incurable diseases. We believe cell therapies are one of the forward pillars of medicine, and our mission is to advance humanity by engineering cell therapies that are safer, more effective and more broadly accessible. Although cell therapies have shown benefits to date, cell therapies have historically been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional Chimeric Antigen Receptor T-cells (CAR-Ts). Existing cell therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be difficult to manufacture, beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can address these limitations by engineering a new class of D-Domain powered cell therapies, including classical single infusion CAR-Ts called “ddCARs” and dosable and controllable universal CAR-Ts called “ARC-SparX”, to address hematologic cancers, solid tumors, and indications outside of oncology, such as autoimmune diseases. Our lead program is a BCMA-targeting ddCAR product candidate called “CART-ddBCMA”, which is currently being evaluated in our pivotal Phase 2 “iMMagine-1” trial in patients with relapsed or refractory multiple myeloma (rrMM). We have partnered CART-ddBCMA with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement (as described in more detail in the section titled “Business—Licenses and Collaborations—Collaboration and License Agreement with Kite Pharma, Inc.” included in this Annual Report on Form 10-K). We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials, ACLX-001, which targets BCMA in rrMM, and ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS).

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $188.7 million and $65.0 million for the years ended December 31, 2022 and 2021. Our accumulated deficit totaled $318.8 million as of December 31, 2022. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•
Advance the clinical program for CART-ddBCMA which includes the Phase 1 clinical trial, our pivotal Phase 2 iMMagine-1 trial evaluating CART-ddBCMA, and subsequent clinical trials focused on earlier lines of therapy in collaboration with our partners at Kite;
•
Grow our supply and contract manufacturing infrastructure to support the continued development of CART-ddBCMA and our other product candidates;
•
Initiate or continue to advance clinical trials to evaluate our clinical-stage ARC-SparX product candidates, ACLX-001 and ACLX-002, and other preclinical pipeline programs;
•
Expand our pipeline of product candidates, including through our own product discovery and development efforts or through acquisition or in-licensing;
•
Continue to develop our proprietary platforms to extend their use;
•
Attract, hire, and retain additional clinical, scientific, manufacturing, management and administrative personnel;
•
Add operational, financial, and management information systems and personnel, including personnel to support our product development, as well as to support us as a public reporting company;
•
Require increased manufacturing capabilities with third parties for our preclinical studies and clinical trials;
•
Determine and execute our long-term manufacturing strategy for CART-ddBCMA in collaboration with our partners at Kite;
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

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and marketable securities together with the gross cash proceeds of $325.0 million received in connection with the Kite Collaboration Agreement are adequate to fund operations through the first half of 2025.

Recent Developments

The following are recent developments to our business and clinical development of our most advanced candidates, CART-ddBCMA, ACLX-001, and ACLX-002:

•
We announced the initiation of our iMMagine-1 Phase 2 pivotal trial for CART-ddBCMA and dosed the first patients with cell product manufactured at Lonza with lentiviral vector supplied by Oxford in the fourth quarter of 2022.
•
We initiated our Phase 1 clinical trial for ACLX-002 in the fourth quarter of 2022.
•
In December 2022, we entered into the Kite Collaboration Agreement, which closed in January 2023. Pursuant to the terms of the agreement, we and Kite will collaborate on the development and commercialization of CART-ddBCMA together with other products we are developing. Upon closing of the transaction, we received a $225.0 million non-refundable upfront cash payment in February 2023. For more information, see the section titled “Business—Licenses and Collaborations—Collaboration and License Agreement with Kite Pharma, Inc.”

Recent Financings

In January 2023, we issued and sold 3,478,261 shares of our common stock to Gilead Sciences, Inc. (Gilead) for an aggregate purchase price of $100.0 million pursuant to a Common Stock Purchase Agreement (Gilead SPA) executed in connection with the Kite Collaboration Agreement. Pursuant to the terms of the Gilead SPA, Gilead has agreed not to, without our prior written consent and subject to certain conditions and exceptions, among other things, directly or indirectly acquire additional shares of our outstanding equity securities, seek or propose a tender or exchange offer, merger or other business combination involving us, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in us, collectively, the Standstill Restrictions. The Standstill Restrictions will expire on the 18-month anniversary of the Gilead SPA.

In June 2022, we issued and sold in a follow-on public offering 8,050,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,050,000 additional shares of common stock, at a public offering price of $16.00 per share. We received aggregate net proceeds of $120.7 million, after deducting underwriting discounts and commissions and other offering expenses paid by us of approximately $8.1 million.

In March 2022, we issued and sold an aggregate of 590,318 shares of common stock in a private placement at a price of $16.94 per share for an aggregate purchase price of $10.0 million.

In February 2022, we issued and sold in our initial public offering (IPO) 9,487,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,237,500 additional shares of common stock, at a public offering price of $15.00 per share. We received aggregate net proceeds of $127.3 million, after deducting underwriting discounts and commissions and other offering expenses paid by us of approximately $15.0 million.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. In the future, we may generate revenue from payments received under collaboration agreements, which includes payments of upfront fees, license fees, milestone-based payments, and reimbursements for research and development efforts. We have executed a license and collaboration agreement with Kite and anticipate generating revenue, subject to (among other things) required regulatory approvals; however, there can be no assurance as to when we will generate revenue under the agreement or the magnitude thereof.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially in the foreseeable future as we advance CART-ddBCMA through clinical development, the regulatory approval process and, if approved, commercial launch activities; initiate or continue to advance our ARC-SparX product candidates, including expanding ACLX-001 and ACLX-002; continue to discover and develop additional product candidates to expand our pipeline; maintain, expand, protect, and enforce our intellectual property portfolio; and hire additional personnel.

The successful development of our product candidates is highly uncertain, and we do not believe it is possible at this time to accurately project the nature, timing, and estimated costs of the efforts necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. To the extent our product candidates continue to advance into clinical trials, as well as advance into larger and later-stage clinical trials, our expenses will increase substantially and may become more variable. We are also unable to predict when, if ever, we will generate revenue from our product candidates to offset these expenses. Because of the early stage of development of our product candidates, our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:

•
Successful completion of preclinical studies;
•
Successful enrollment in, and completion of, clinical trials;
•
Sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•
Achieving favorable results from clinical trials;
•
Receipt of marketing approvals from applicable regulatory authorities;
•
Establishing and maintaining sufficient manufacturing capabilities, whether internally or with third parties, including securing raw material supply;
•
Effectively competing with other therapies;
•
Maintaining a continued acceptable safety profile of any product following approval, if any;
•
Submission of INDs or other regulatory applications for our planned clinical trials or future clinical trials and authorizations from regulators to initiate clinical trials;
•
Identification of additional target antigens for desired indications;
•
Identification and engineering of D-Domain-based binding regions that bind to the desired target antigens;
•
Developing and implementing successful marketing and reimbursement strategies; and
•
Obtaining and maintaining patent, trade secret, and other intellectual property protection and regulatory exclusivity for our product candidates.

Any changes in the outcome of any of these factors could significantly impact the costs, timing, and viability associated with the development of our product candidates and our ability to generate significant revenues from product sales.

Additionally, we have identified an embedded lease within the Lonza Manufacturing Services Agreement as we have the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the manufacturing arrangement. We have elected to use the practical expedient not to separate non-lease components from lease components and instead to account for the lease component and the non-lease components associated with that lease component as a single lease component. Lease commencement occurred during the three months ended September 30, 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under our exclusive use and control. As we acquired ROU assets that represented assets acquired for research and development activities that did not have an alternative future use, we recorded $63.3 million of research and development expense during the year ended December 31, 2022.

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

Other Income, Net

Other income, net consists primarily of interest earned on our cash and cash equivalents, restricted cash, and marketable securities and interest expense related to our finance lease obligations.

Results of Operations

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$149,555	$46,883	$102,672
General and administrative	41,704	18,135	23,569
Total operating expenses	191,259	65,018	126,241
Loss from operations	(191,259)	(65,018)	(126,241)
Interest and other income (expense), net	4,300	59	4,241
Interest expense	(1,720)	(10)	(1,710)
Other income, net	2,580	49	2,531
Net loss	$(188,679)	$(64,969)	$(123,710)

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Year Ended December 31,
	2022	2021	Change
External costs:
CART-ddBCMA	$96,513	$16,170	$80,343
Other research and development costs	20,689	17,196	3,493
Total external costs	117,202	33,366	83,836
Internal costs	32,353	13,517	18,836
Total research and development expenses	$149,555	$46,883	$102,672

Research and development expenses were $149.6 million for the year ended December 31, 2022 compared to $46.9 million for the year ended December 31, 2021, an increase of $102.7 million. The increase in research and development expenses was primarily due to $80.3 million of higher external costs associated with our multiple myeloma program CART-ddBCMA. The CART-ddBCMA clinical trial cost increases are primarily attributable to a $63.3 million in expense for a leased asset for which there is no alternative use. Other research and development costs increased $3.5 million due to initiation of Phase 1 trials for ACLX-001 and ACLX-002. Internal costs increased by $18.8 million, primarily due to increases in personnel costs related to the hiring of additional research and development and clinical employees, purchases of equipment and facilities expenses.

General and Administrative Expenses

General and administrative expenses were $41.7 million for the year ended December 31, 2022 compared to $18.1 million for the year ended December 31, 2021, an increase of $23.6 million. This increase was driven primarily by an increase of $13.2 million in personnel related costs due to an increase in headcount, which includes an increase of $9.7 million in stock-based compensation, $3.6 million in consulting and conferences, $3.5 million in insurance and facilities costs, and $1.9 million in legal, accounting and audit services.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of December 31, 2022, we had cash and cash equivalents and marketable securities of $254.8 million. As noted above, in connection with the Kite Collaboration Agreement, we received $100.0 million in proceeds from the sale of our common stock to Gilead in January 2023 and $225.0 million in a non-refundable upfront payment from Kite in February 2023. As of the date of filing this Annual Report on Form 10-K, we have access to and control over all our cash, cash equivalents and marketable securities, notwithstanding the recent adverse developments affecting various financial institutions, such as the closures of SVB, Signature Bank and Silvergate Capital Corp.

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of, and commercialize any of, our product candidates or our collaboration agreement with Kite yields revenue, or we enter into other collaborative agreements with third parties, and we do not know when, or if, any will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company. Adequate funding may not be available to us on acceptable terms or at all.

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and marketable securities together with the gross cash proceeds of $325.0 million received in connection with the Kite Collaboration Agreement are adequate to fund operations through the first half of 2025.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(99,303)	$(54,238)
Net cash used in investing activities	(117,674)	(79,976)
Net cash provided by financing activities	252,625	118,451
Net increase (decrease) in cash, cash equivalents, and restricted cash	$35,648	$(15,763)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2022 of $99.3 million was primarily attributable to our net loss of $188.7 million, partially offset by adjustments to net loss of $84.9 million, primarily consisting of expensing of a right-of-use asset of $63.3 million, together with share-based compensation of $21.5 million, amortization of premiums and discounts on marketable securities of $2.1 million, and depreciation and amortization of property and equipment of $1.3 million. Changes in operating assets and liabilities increased cash by $4.5 million, primarily due to increases of accounts payable and other liabilities and accrued liabilities of $7.0 million, and increases in operating lease liabilities of $3.1 million, offset by decreases in prepaid assets and other current and non-current assets of $5.7 million.

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

Investing Activities

Net cash used in investing activities of $117.7 million during the year ended December 31, 2022 consists of $273.7 million in purchases of marketable securities, offset by $158.3 million in proceeds from maturities of marketable securities and $2.3 million in purchases of lab equipment used in the development of our cell therapies.

Net cash used in investing activities of $80.0 million during the year ended December 31, 2021 consists of $74.2 million in purchases of marketable securities and $5.8 million of purchases of lab equipment used in the development of our cell therapies.

Financing Activities

Net cash provided by financing activities of $252.6 million during the year ended December 31, 2022 consisted of $129.2 million raised in our IPO, $120.7 million raised in a follow-on public offering, and $10.0 million raised in a private placement, all net of transaction costs. In addition $2.5 million was received from the exercise of stock options, offset by payments under our finance lease totaling $9.7 million.

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

Contractual Obligations and Contingencies

We lease office and laboratory spaces in Gaithersburg and Rockville, Maryland and Redwood City, California, all under non-cancelable operating leases with terms that expire between 2030 and 2034 unless renewed. Rent expense is recorded on a straight-line basis over the terms of the leases. The total future undiscounted minimum lease payments are $93.2 million related to our operating leases and $58.0 million related to our financing leases as of December 31, 2022.

In September 2021, we entered into a manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product CART-ddBCMA (the Lonza Agreement), whereby Lonza agreed to perform certain process and analytical development activities and to collaborate with the Company to develop a statement of work setting forth certain technology transfer and cGMP manufacturing activities relating to CART-ddBCMA. In February 2022, and pursuant to the Lonza Agreement, we entered into a statement of work (Lonza SOW) for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. The Lonza SOW expires December 31, 2024, unless earlier terminated by either party or unless extended due to certain delays or suspensions or by mutual agreement. The Lonza SOW was non-cancellable for the first six months of the term and carried minimum non-cancellable costs including upfront payments, milestone fees, and fixed monthly payments during the related period. Subsequent to the non-cancellable period, we may terminate the arrangement for any reason upon 12 months’ prior notification to Lonza. As of December 31, 2022, our minimum non-cancellable costs payable to Lonza was approximately $58.2 million.

In addition to the arrangement with Lonza, we have entered into other contracts in the normal course of business with CROs, CMOs, and other third parties for preclinical research studies and testing, clinical trials, and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. For such contracts, payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. We have also entered into agreements with certain vendors for the provision of goods and services, which include manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. In addition, certain agreements with our CMOs and third-party vendors contain development and commercial milestone payments and low single-digit royalties on worldwide net sales for certain products we sell that incorporate certain goods provided by our manufacturers and suppliers. Certain of these agreements contain development milestones of up to $28.8 million in the aggregate and commercial milestones of up to $52.0 million in the aggregate, along with royalty buyout provisions.

Additionally, our contractual obligations and contingencies are described in detail in the notes to our consolidated financial statements appearing in this Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accrued research and development expenses

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

We lease office and laboratory space and equipment. In addition, we enter into manufacturing supply agreements with CMOs and CDMOs to manufacture clinical product candidate materials. Such agreements may include an embedded lease due to the exclusive use of identified manufacturing facilities and equipment that are controlled by us for which we obtain substantially all the output. The evaluation of leases that are embedded in our CMO and CDMO agreements is complex and requires judgment. If a lease arrangement is determined to exist with a lease term of more than 12 months at the lease commencement date, an ROU asset and corresponding lease liability are recorded on the consolidated balance sheet at the lease commencement date based on the present value of fixed lease payments over the lease term. The lease commencement date, defined as the date on which the lessor makes the underlying asset available for use by the lessee and the date from which we are required to recognize lease expenses, may be different from the inception date of the contract. We evaluate changes to the terms and conditions of a lease contract to determine if they result in a new lease or a modification of an existing lease. For lease modifications, we remeasure and reallocate the remaining consideration in the contract and reassesses the lease classification at the effective date of the modification.

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

Share-based compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees and directors, including grants of incentive stock options, nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units (together, stock awards), to be recognized as expense based on their grant date fair values. Our policy is to account for forfeitures as they occur.

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

We granted restricted stock units (RSU Award) to the chief executive officer (CEO) subject to service, performance, and market conditions and used the Monte Carlo simulation model approach to estimate the fair value of the RSU Award on the date of grant. In applying the Monte Carlo methodology, the total equity value on various measurement dates were simulated and allocated to the various classes of equity in the Company’s capital structure according to the characteristics of that capital structure, such as the number of shares of each class of equity, seniority levels, liquidation preferences and conversion values for redeemable convertible preferred stock, and participation thresholds for common stock and each series of redeemable convertible preferred stock. The fair value of the RSU Award is the average of the discounted proceeds to the common stock across all simulated paths.

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

For our valuations performed on April 9, 2021 and October 25, 2021, we used the PWERM whereby our total enterprise value was estimated under various exit scenarios and allocated to our different classes of equity. The PWERM included various scenarios in which we stay private, complete the sale of our company, complete an IPO or liquidate our company that considered our estimate of the timing of each scenario and were weighted based on our estimate of the probability of each event occurring. The enterprise value under the IPO scenarios was based on the guideline public company method market approach and considered comparable publicly traded companies. The enterprise value under the stay private scenarios was based on an OPM backsolve to our latest round of financing. As a concurrent equity financing did not occur on or around October 25, 2021, for the October 25, 2021 valuation the OPM backsolve was linked to the equity financing on April 9, 2021, adjusted for changes in comparable public company values between the two dates. The equity values under the scenarios in which we complete the sale of our company were based on the guideline transaction method market approach and considered comparable company transactions. The enterprise value under the liquidation scenarios was based on the asset approach and was based on the recovery of value of our company as of the liquidation dates.

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

Following the closing of our February 2022 IPO, the fair value of our common stock is determined based on the quoted closing market price of our common stock on the date of grant.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700.0 million as of June 30, 2022 and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of June 30 of such year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recent Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is contained in the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year on December 31, 2022, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, disclosure controls and procedures were effective at a reasonable assurance level.

Remediated Material Weakness

The Company had a material weakness related to the design and operation of management’s controls over the accounting for research and development expenses accruals and related accounts which was identified during our preparation of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022. Prior to updating internal processes and implementing certain controls, the previous controls and procedures were not sufficient to ensure that financial information and financial statements could be prepared accurately and timely in accordance with U.S. GAAP and the SEC’s reporting requirements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management arrived at such conclusion as a result of the restatement of our previously issued financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

Remedial Actions Implementation

In response to the material weakness, we developed a correction action plan. Effective fourth quarter of fiscal year 2022, we enhanced processes, policies and procedures regarding review procedures over significant contracts with contract research organization and contract manufacturing organizations as well as over the periodic evaluation of ongoing activities to more accurately estimate expenses incurred for such contracts. We also refined the quantitative and qualitative thresholds used for analytical reviews performed over research and development expenses and augmented existing staff and strengthened the review process. The implementation of these procedures and controls have remediated the material weakness as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding the effectiveness of internal control over financial reporting a required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Management’s report was not subject to attestation by our registered public account firm pursuant to rules of the SEC related to emerging growth and smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter other than the remedial actions discussed above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2022, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Governance Documents section of our website, which is located at www.arcellx.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Amended and Restated Bylaws

As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on December 16, 2022, on December 15, 2022, our Board of Directors amended and restated our amended and restated bylaws, effective immediately. The bylaws were amended and restated, among other things, to:

•
revise the procedures and requirements for the nomination of directors and the submission of proposals for consideration at meetings of stockholders, including by adding a requirement that a stockholder seeking to nominate director(s) at a meeting of stockholders deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Securities Exchange Act of 1934, as amended, no later than five business days before the meeting;
•
revise certain additional procedures related to stockholder meetings to conform to the provisions of the Delaware General Corporation Law, as recently amended (the “DGCL”);
•
update various provisions regarding directors, Board committees and officers; and
•
make various updates throughout to conform to current Delaware law (including the recent amendments to the DGCL) and to make ministerial changes, clarifications, and other conforming revisions.

The foregoing description is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which was filed as Exhibit 3.1 to our Form 8-K filed on December 16, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

a)
Financial Statements. See Index to Financial Statements included in the consolidated financial statements in this Annual Report on Form 10-K.
b)
Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto included in the Index to Financial Statements of this Annual Report on Form 10-K.
c)
Exhibits. The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Index

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.		X	S-1	3.2	1/14/2022
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.		X	S-1	3.4	1/14/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.		X	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.		X	S-1/A	4.2	1/31/2022
4.3	Description of Capital Stock.	X
10.1†	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		X	S-1	10.1	1/14/2022
10.2†	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.		X	S-1	10.2	1/14/2022
10.3†	2022 Equity Incentive Plan and forms of agreements thereunder.		X	S-1/A	10.3	1/31/2022
10.4†	2022 Employee Stock Purchase Plan		X	S-1/A	10.4	1/31/2022
10.5†	Amended and Restated 2022 Employee Stock Purchase Plan.		X	10-Q	10.1	11/14/2022
10.6†	Employee Incentive Compensation Plan.		X	S-1	10.6	1/14/2022
10.7†	Outside Director Compensation Policy.		X	S-1	10.12	1/14/2022
10.8	Lease Agreement between TFG West Watkins Property, LLC and the Registrant, dated October 5, 2018.		X	S-1	10.7	1/14/2022
10.9^	Development, Evaluation and License Agreement between the Registrant and Pfenex Inc. dated December 24, 2018.		X	S-1	10.8	1/14/2022
10.10†	Confirmatory Employment Letter between the Registrant and Rami Elghandour.		X	S-1/A	10.9	1/31/2022
10.11†	Confirmatory Employment Letter between the Registrant and Christopher Heery, M.D.		X	S-1/A	10.10	1/31/2022
10.12†	Confirmatory Employment Letter between the Registrant and Neeraj Teotia.		X	S-1/A	10.11	1/31/2022
10.13†	Confirmatory Employment Letter between the Registrant and Michelle Gilson.		X	8-K	10.1	5/23/2022
10.14†	Change in Control and Severance Agreement between the Company and Michelle Gilson		X	8-K	10.2	5/23/2022
10.15†	Amended and Restated Restricted Stock Unit Award Agreement between the Registrant and Rami Elghandour, dated December 7, 2021.		X	S-1	10.13	1/14/2022
10.16†	Restricted Stock Unit Award Agreement between the Registrant and Rami Elghandour, dated January 31, 2023.	X	X
10.17†	Form of Executive Change in Control and Severance Agreement.		X	S-1	10.5	1/14/2022
10.18^	Master Services Agreement between the Registrant and Lonza Houston, Inc., dated September 2, 2021.		X	10-Q	10.13	5/12/2022

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
10.19^	Statement of Work A-1 between the Registrant and Lonza Houston, Inc. dated February 16, 2022.		X	10-Q	10.14	5/12/2022
10.22^	Collaboration and License Agreement between the Registrant and Gilead Sciences, Inc.	X
10.23	Common Stock Purchase Agreement between the Registrant and Gilead Sciences, Inc.	X
10.24	Standstill Agreement between the Registrant and Gilead Sciences, Inc.	X
21.1	List of Registrant’s subsidiaries.	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

† Indicates a management contract or any compensatory plan, contract or arrangement.

^ Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCELLX, INC.

Date: March 29, 2023	By:	/s/ Rami Elghandour
Rami Elghandour
Chief Executive Officer and Chairman

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Rami Elghandour, Michelle Gilson and Maryam Abdul-Kareem, and each of them acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rami Elghandour	Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2023
Rami Elghandour

/s/ Michelle Gilson	Chief Financial Officer
Michelle Gilson	(Principal Financial and Accounting Officer)	March 29, 2023

/s/ Olivia Ware	Director	March 29, 2023
Olivia Ware

/s/ Ali Behbahani, M.D.	Director	March 29, 2023
Ali Behbahani, M.D.

/s/ Jill Carroll, M.S.	Director	March 29, 2023
Jill Carroll, M.S.

/s/ David Lubner, M.S., C.P.A.	Director	March 29, 2023
David Lubner, M.S., C.P.A.

/s/ Kavita Patel, M.D.	Director	March 29, 2023
Kavita Patel, M.D.

/s/ Derek Yoon	Director	March 29, 2023
Derek Yoon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Arcellx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcellx, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Tysons, Virginia

March 29, 2023

ARCELLX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$64,179	$30,833
Marketable securities	190,656	73,784
Prepaid expenses and other current assets	12,028	8,192
Total current assets	266,863	112,809
Restricted cash	2,501	199
Property and equipment, net	11,231	10,318
Operating lease right-of-use assets	28,659	—
Deferred offering costs	—	3,172
Prepaid research and development expenses and other long-term assets	4,563	2,284
Total assets	$313,817	$128,782
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,053	$1,333
Accrued liabilities	11,679	13,180
Operating lease liabilities, current portion	2,901	—
Finance lease liabilities, current portion	33,060	—
Deferred rent, current portion	—	183
Other current liabilities	—	149
Total current liabilities	56,693	14,845
Operating lease liabilities, net of current portion	31,299
Finance lease liabilities, net of current portion	20,871	—
Deferred rent, net of current portion	—	1,895
Other long-term liabilities	—	178
Total liabilities	108,863	16,918
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of December 31, 2022; 29,795,227 shares authorized and 5,413,272 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $29,795 as of December 31, 2022 and December 31, 2021, respectively	—	28,894
Series B redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of December 31, 2022; 49,402,623 shares authorized and 8,975,585 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $85,681 as of December 31, 2022 and December 31, 2021, respectively	—	85,367
Series C redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of December 31, 2022; 57,224,618 shares authorized and 10,396,707 shares issued and outstanding as of December 31, 2021; liquidation value of $0 and $120,000 as of December 31, 2022 and December 31, 2021, respectively	—	119,118
Total redeemable convertible preferred stock	—	233,379
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share; 200,000,000 shares authorized and no shares issued and outstanding as of December 31, 2022; no shares authorized, issued or outstanding as of December 31, 2021	—	—
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 44,105,981 shares issued and outstanding as of December 31, 2022; 185,000,000 shares authorized and 544,210 shares issued and outstanding as of December 31, 2021	44	1
Additional paid-in capital	523,921	8,615
Accumulated other comprehensive loss	(221)	(20)
Accumulated deficit	(318,790)	(130,111)
Total stockholders’ equity (deficit)	204,954	(121,515)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$313,817	$128,782

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$149,555	$46,883
General and administrative	41,704	18,135
Total operating expenses	191,259	65,018
Loss from operations	(191,259)	(65,018)
Other income (expense):
Interest and other income (expense), net	4,300	59
Interest expense	(1,720)	(10)
Total other income, net	2,580	49
Net loss	(188,679)	(64,969)
Other comprehensive loss:
Unrealized loss on marketable securities	201	20
Comprehensive loss	$(188,880)	$(64,989)
Net loss per share attributable to common stockholders—basic and diluted	$(5.19)	$(145.55)
Weighted-average common shares outstanding—basic and diluted	36,355,758	446,379

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity (Deficit)
Balance as of December 31, 2020	5,413,272	$28,894	8,975,585	$85,367	—	$—	333,658	$1	$1,421	$(65,142)	$—	$(63,720)
Issuance of Series C redeemable convertible preferred stock for cash, net of transaction costs of $814	—	$—	—	$—	10,396,707	$119,118	—	$—	$—	$—	$—	$—
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	10,445	—	8	—	—	8
Exercise of stock options	—	—	—	—	—	—	200,107	—	432	—	—	432
Share-based compensation	—	—	—	—	—	—	—	—	6,754	—	—	6,754
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	—	—	—	—	—	(64,969)	—	(64,969)
Balance as of December 31, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)
Issuance of common stock (initial public offering), net of transaction costs of $15,029	—	—	—	—	—	—	9,487,500	9	127,274	—	—	127,283
Issuance of common stock (private placement), net of transaction costs of $42	—	—	—	—	—	—	590,318	1	9,957	—	—	9,958
Issuance of common stock (follow-on offering), net of transaction costs of $8,081	—	—	—	—	—	—	8,050,000	8	120,711	—	—	120,719
Issuance of common stock from early exercise of restricted stock	—	—	—	—	—	—	42,709	—	122	—	—	122
Conversion of preferred stock to common stock	(5,413,272)	(28,894)	(8,975,585)	(85,367)	(10,396,707)	(119,118)	24,785,564	25	233,354	—	—	233,379
Exercise of stock options	—	—	—	—	—	—	605,680	—	2,344	—	—	2,344
Share-based compensation	—	—	—	—	—	—	—	—	21,544	—	—	21,544
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	(201)	(201)
Net loss	—	—	—	—	—	—	—	—	—	(188,679)	—	(188,679)
Balance as of December 31, 2022	—	$—	—	$—	—	$—	44,105,981	$44	$523,921	$(318,790)	$(221)	$204,954

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021

Cash flows from operating activities
Net loss	$(188,679)	$(64,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,321	1,041
Loss on disposal of property and equipment	3	3
Noncash operating lease expense	903	—
Right-of-use asset expensed	63,278	—
Amortization of premiums and discounts on marketable securities	(2,125)	210
Share-based compensation	21,544	6,754
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(5,695)	(6,059)
Accounts payable and other current liabilities	7,419	974
Accrued liabilities	(395)	7,764
Operating lease liabilities	3,123	—
Deferred rent	—	44
Net cash used in operating activities	(99,303)	(54,238)
Cash flows from investing activities
Purchases of property and equipment	(2,277)	(5,783)
Purchases of marketable securities	(273,737)	(74,193)
Proceeds from maturities of marketable securities	158,340	—
Net cash used in investing activities	(117,674)	(79,976)
Cash flows from financing activities
Proceeds from issuance of common stock (initial public offering), net of transactions costs	129,156	—
Proceeds from issuance of common stock (private placement), net of transactions costs	9,958	—
Proceeds from issuance of common stock (follow-on offering), net of transactions costs	120,719	—
Proceeds from issuance of Series C redeemable convertible preferred stock, net of transaction costs	—	119,118
Proceeds from exercise of stock options and early exercise of restricted stock	2,467	432
Payments for repurchase of restricted stock	—	(24)
Payments under finance leases	(9,675)	—
Payments under capital leases	—	(387)
Payments of deferred offering costs	—	(688)
Net cash provided by financing activities	252,625	118,451

Net increase (decrease) in cash and cash equivalents and restricted cash	35,648	(15,763)
Cash and cash equivalents and restricted cash, beginning of the year	31,032	46,795
Cash and cash equivalents and restricted cash, end of the period	$66,680	$31,032

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$770	$278
Deferred offering costs included in accounts payable and accrued liabilities	$-	$1,301

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

In June 2021, the Company amended its Certificate of Incorporation, which increased the number of authorized shares of common stock to 185.0 million. On January 28, 2022, the Company effected a one-for-5.5041 reverse stock split of its common stock and preferred stock in connection with its initial public offering (IPO) in February 2022. In February 2022, the Company adopted an Amended and Restated Certificate of Incorporation, which increased the number of authorized shares of common stock to 1.0 billion.

Liquidity

The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future as it continues development of drug candidates, including preclinical and clinical testing and regulatory approval prior to commercialization. The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales in the foreseeable future. The Company plans to seek additional funding through public or private equity offerings or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

The Company has incurred significant operating losses since inception and has an accumulated deficit of $318.8 million as of December 31, 2022. The Company has relied on its ability to fund its operations through private and public equity financings. Subsequent to December 31, 2022, the Company received in the aggregate $325.0 million in cash which consisted of $100.0 million related to a private placement from the sale of the Company’s common stock to Gilead Sciences, Inc. (Gilead) and a $225.0 million non-refundable, upfront payment related to the closing of its Collaboration and License Agreement (Kite Collaboration Agreement) with Kite Pharma, Inc., a Gilead Company. Under the Kite Collaboration Agreement, the Company may also receive potential payments of up to $3.9 billion for clinical, regulatory and commercial milestones. See Note 18 Subsequent Events.

As of December 31, 2022, the Company had $254.8 million of cash, cash equivalents and marketable securities, which management believes together with the $325.0 million received as discussed above will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these financial statements.

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

The Company is required to maintain cash collateral on deposit in segregated money market bank accounts as a condition of its lease agreements on its properties, equal to the required security deposit amounts. These amounts are presented as non-current restricted cash on the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents, restricted cash, and marketable securities. The Company maintains its cash and cash equivalents and restricted cash at an accredited financial institution in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company invests in highly rated debt securities consisting entirely of corporate bonds, which the Company has the ability to liquidate within one-day should the need for additional cash arise. Accordingly, the Company believes the exposure to credit risk on its marketable securities portfolio is low.

Pre-Launch Inventory

Prior to FDA approval, the Company's policy is to recognize the cost associated with acquiring raw materials and production for clinical trials and pre-launch inventory, including third-party contract manufacturing organizations (CMO) and contract development and manufacturing organizations (CDMO), as research and development expense in its consolidated statements of operations in the period in which the costs are incurred.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived asset group when events or changes in circumstances occur that indicate that the carrying value of the asset group may not be recoverable. Recoverability of the long-lived asset group is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset group. If these cash flows are less than the carrying value of such asset group, the Company then determines the fair value of the underlying asset group. Any impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. There were no impairment losses recognized during the years ended December 31, 2022 or 2021.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The Company adopted the new standard effective January 1, 2022, electing to use the package of practical expedients permitted under the transition guidance which allows for the carry forward of historical lease classification for existing leases on the adoption date and does not require the assessment of existing lease contracts to determine whether the contracts contain a lease or initial direct costs. The Company also elected the practical expedient to not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for leases associated with office and laboratory space, manufacturing facilities, and equipment. Prior periods were not retrospectively adjusted.

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

The Company leases office and laboratory space and equipment. In addition, the Company enters into manufacturing supply agreements with CMOs and CDMOs to manufacture clinical product candidate materials. Such agreements may include an embedded lease due to the exclusive use of identified manufacturing facilities and equipment that are controlled by the Company and for which the Company obtains substantially all the output. The evaluation of leases that are embedded in the Company’s CMO and CDMO agreements is complex and requires judgment. If a lease arrangement is determined to exist with a lease term of more than 12 months at the lease commencement date, an ROU asset and corresponding lease liability are recorded on the consolidated balance sheet at the lease commencement date based on the present value of fixed lease payments over the lease term. The lease commencement date, defined as the date on which the lessor makes the underlying asset available for use by the lessee and the date from which the Company is required to recognize lease expenses, may be different from the inception date of the contract.

An ROU asset represents the right to control the use of an identified asset over the lease term and a lease liability represents the obligation to make lease payments arising from the lease. The Company uses the discount rate implicit in the lease, if available, or its incremental borrowing rate on the lease commencement date to determine the present value of lease payments. The lease terms used to calculate the ROU assets and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company expenses ROU assets acquired for research and development activities under ASC Topic 730, Research and Development, if they do not have alternative future use, in research and development projects or otherwise.

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

The Company evaluates changes to the terms and conditions of a lease contract to determine if they result in a new lease or a modification of an existing lease. For lease modifications, the Company remeasures and reallocates the remaining consideration in the contract and reassesses the lease classification at the effective date of the modification.

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

Deferred Offering Costs

The Company deferred certain legal, professional accounting and other third-party fees that were directly associated with the Company’s February 2022 IPO as deferred offering costs. Upon consummation of the IPO, these costs were reclassified to stockholders’ deficit as a reduction of the offering proceeds.

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

Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient trials, and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. Similarly, the Company accrues expenses related to the work performed by contract manufacturing organizations based on the progress of the work performed. If the amounts the Company is obligated to pay under clinical trial agreements and manufacturing agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the accruals are adjusted accordingly. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

The Company may be obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and included in prepaid expenses and other current assets or other non-current assets in the consolidated balance sheets. Such amounts are recognized as expense as the related goods are delivered or the related services are performed, or at such time when the Company does not expect the goods to be delivered or services to be performed.

Redeemable Convertible Preferred Stock

The Company’s redeemable convertible preferred stock is classified outside of stockholders’ deficit because the shares contain deemed liquidation rights that are a contingent redemption feature not solely within the control of the Company.

The Company’s policy is to not accrete the carrying value and related issuance costs of the redeemable convertible preferred stock to its redemption value until such redemption becomes probable. All series of redeemable convertible preferred stock converted into shares of common stock on a one-to-one basis effective in February 2022 as part of the Company’s IPO.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments to employees and directors, including grants of incentive stock options, nonqualified stock options, restricted stock awards, unrestricted stock awards, or restricted stock units, to be recognized as expense based on their grant date fair values. The determination of grant date fair value may require the Company to make assumptions as further discussed below. Changes in the assumptions can materially affect the fair value and ultimately how much share-based compensation expense is recognized. These assumptions are subjective and generally require significant analysis and judgment to develop.

Stock Options

The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by the Company’s common stock price as well as other variables including, but not limited to, the expected term that options will remain outstanding, expected common stock price volatility over the expected term of the option awards, risk-free interest rates and expected dividends.

The fair value of a stock-based award is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense is recognized based on the fair value determined on the date of grant and is reduced for forfeitures as they occur.

Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables as follows:

Expected Term — The Company uses the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The Company uses the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term that options will remain outstanding.

Expected Volatility — Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. treasury yield in effect at the time of grant for instruments with maturities similar to the expected term of the Company’s stock options.

Expected Dividend — The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and therefore has estimated the dividend yield to be zero.

The assumptions used in the Black-Scholes option pricing model for stock options granted for the years ending December 31, 2022 and 2021 were as follows:

	2022	2021
Expected term	6.0 - 6.3 years	6.3 - 7.0 years
Expected volatility	68% - 75%	90% - 110%
Risk free interest rate	1.56% - 3.88%	0.83% - 1.52%
Expected dividend yield	— %	— %

Restricted Stock Awards, Unrestricted Stock Awards, and Restricted Stock Units

The fair value of restricted stock awards, unrestricted stock awards, and restricted stock units (collectively, awards) without a market condition (e.g., certain market capitalization thresholds) is the fair value of our common stock on the grant date. Vesting of awards is accelerated for certain employees in the event of a change in control or in the event that we remove the employee with or without cause from their position.

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

Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes. As of December 31, 2022 and 2021, the Company had no interest or penalties related to uncertain income tax positions.

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

The Company has evaluated all other ASUs issued through the date these consolidated financial statements were issued and believes that the adoption of these will not have a material impact on the Company’s consolidated financial statements.

3. Restricted Cash

The Company is required to maintain cash collateral on deposit in segregated money market bank accounts as a condition of its lease agreements. The bank may restrict withdrawals or transfers by, or on behalf of, the Company. The required restricted cash reserve totaled $2.5 million and $0.2 million as of December 31, 2022 and 2021, respectively. These amounts are presented as non-current restricted cash on the accompanying consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheets to the statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$64,179	$30,833
Restricted cash	2,501	199
Total	$66,680	$31,032

4. Fair Value of Financial Instruments

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$57,697	$—	$—
Money market fund (long-term restricted cash)	2,501		—
Marketable securities:
Commercial paper	—	129,810	—
Corporate debt	—	11,866	—
Government agency	—	48,980	—
Total assets measured at fair value	$60,198	$190,656	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$26,472	$—	$—
Money market fund (long-term restricted cash)	199	—	—
Marketable securities:(1)
Commercial paper	—	43,969	—
Corporate debt	—	17,072	—
Government agency	—	5,053	—
Asset-backed securities	—	7,690	—
Total assets measured at fair value	$26,671	$73,784	$—

(1)
These items have been reclassified to conform to current period presentation.

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2022 or 2021.

5. Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$129,810	$—	$—	$129,810
Corporate debt	11,923	—	(57)	11,866
Government agency	49,144	9	(173)	48,980
Total	$190,877	$9	$(230)	$190,656

	December 31, 2021(1)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$43,969	$—	$—	$43,969
Corporate debt	17,084	—	(12)	17,072
U.S. government agency	5,056	—	(3)	5,053
Asset-backed securities	7,695	—	(5)	7,690
Total	$73,804	$—	$(20)	$73,784

(1)
These items have been reclassified to conform to current period presentation.

All of the Company’s available-for-sale marketable securities held as of December 31, 2022 had contractual maturities of less than one year. The Company had 11 securities in an unrealized loss position with an aggregate related fair value of $55.0 million as of December 31, 2022. All securities in an unrealized loss position as of December 31, 2022 had been in a loss position for less than twelve months. Unrealized losses on available-for-sale marketable securities as of December 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the year ended December 31, 2022. The Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid research and development costs	$8,361	$6,143
Other prepaid expense and current assets	3,667	2,049
Total prepaid expenses and other current assets	$12,028	$8,192

7. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Lab equipment	$9,638	$9,115
Leasehold improvements	2,399	2,355
Lab equipment under finance leases	714	714
Computer equipment	64	58
Furniture and fixtures	177	142
Construction in progress	1,700	96
Property and equipment, gross	14,692	12,480
Less: accumulated depreciation and amortization	(3,461)	(2,162)
Property and equipment, net	$11,231	$10,318

Depreciation and amortization expense was $1.3 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.

8. Leases

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

All three operating leases include variable lease payments, which are primarily related to common area maintenance, taxes and utility charges. The Company also has short-term operating leases with a term of one year or less. The Company recorded lease expense of $4.7 million and $1.2 million for its operating leases for the years ended December 31, 2022 and 2021, respectively.

Finance Leases

The Lonza statement of work entered into in February 2022 with Lonza Houston, Inc. contains an embedded lease as the Company has the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the manufacturing arrangement. Lease commencement occurred during the three months ended September 30, 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under the Company's exclusive use and control. The arrangement provides the Company the ability to early terminate for any reason upon 12 months prior notification to Lonza. The Company did not consider it reasonably certain it would terminate the arrangement when determining the lease term. The arrangement expires in December 2024.

The Company elected the practical expedient to combine the lease component and the non-lease components associated with the lease component as a single lease component, except as related to the non-lease component associated with purchase of inventory. As the Company acquired ROU assets that represented assets acquired for research and development activities that did not have an alternative future use, the Company recorded $63.3 million of research and development expense and $1.7 million of interest expense on its finance lease liabilities during the year ended December 31, 2022. The Company had $33.1 million and $20.9 million of current and non-current finance lease liabilities, respectively, for this lease arrangement as of December 31, 2022.

The Company's total lease costs were as follows (in thousands) for the year ended December 31, 2022:

Finance lease costs:
Right-of-use assets with no alternative future use	$63,321
Amortization of right-of-use assets	102
Interest on lease liabilities	1,720
Operating lease costs	3,832
Short-term lease costs	758
Variable lease costs	1,769
Total lease costs	$71,502

Future minimum lease payments were as follows (in thousands) as of December 31, 2022:

	Operating Leases	Finance Leases
2023	3,012	34,092
2024	6,045	23,866
2025	8,161	—
2026	8,412	—
2027	8,672	—
Thereafter	58,873	—
Total lease payments	93,175	57,958
Less:
Tenant improvement incentive	(20,292)	—
Imputed interest	(38,683)	(4,497)
Present value of total lease liabilities	$34,200	$53,461

Supplemental cash flow information related to leases is as follows (in thousands) for the year ended December 31, 2022:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	1,708
Operating cash flows from operating leases	1,947
Financing cash flows from finance leases	9,675
Right-of-use assets obtained in exchange for new finance lease liabilities	63,321
Right-of-use assets obtained in exchange for new operating lease liabilities	29,562

Weighted-average remaining lease terms and discount rates were as follows as of December 31, 2022:

Weighted-average remaining lease term — finance leases	2.0 years
Weighted-average remaining lease term — operating leases	11.3 years
Weighted-average discount rate — finance leases	10.1%
Weighted-average discount rate — operating leases	9.6%

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Research and development accrued expenses	$3,201	$6,626
Accrued offering costs	—	1,301
Accrued bonus	5,347	3,429
Other liabilities	3,131	1,824
Total accrued liabilities	$11,679	$13,180

10. Commitments and Contingencies

Leases

The Company is obligated for operating lease payments for its facilities in Rockville, Maryland and Redwood City, California. See Note 8 Leases.

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

As of December 31, 2022, the Company’s minimum non-cancellable costs payable to Lonza was approximately $58.2 million, of which $32.9 million is reflected in the current finance lease liabilities and $3.3 million is reflected in accounts payable. See Note 8 Leases. Variable costs under this arrangement include materials, external testing, and other services. The Company paid $16.1 million under this arrangement during the year ended December 31, 2022.

Commercial and Development Milestones

In addition to the arrangement with Lonza, we have entered into other contracts in the normal course of business with CROs, CMOs, and other third parties for preclinical research studies and testing, clinical trials, and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. For such contracts, payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. We have also entered into agreements with certain vendors for the provision of goods and services, which include manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. In addition, certain agreements with our CMOs and third-party vendors contain development and commercial milestone payments and low single-digit royalties on worldwide net sales for certain products we sell that incorporate certain goods provided by our manufacturers and suppliers. Certain of these agreements contain development milestones of up to $28.8 million in the aggregate and commercial milestones of up to $52.0 million in the aggregate, along with royalty buyout provisions.

Purchase Commitments

The Company conducts product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations; however, these contracts are generally cancelable on 30 days’ notice and the obligations under these contracts are largely based on services performed.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of December 31, 2022 and 2021, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with certain executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of December 31, 2022, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

11. Redeemable Convertible Preferred Stock

In connection with the Company's IPO on February 4, 2022, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into shares of common stock at the applicable conversion ratio then in effect. The Company's outstanding shares of preferred stock were converted into 24,785,564 shares of common stock.

All of the Company's preferred stock outstanding as of December 31, 2021 was classified as temporary equity outside of stockholders' equity as a result of certain redemption rights that were outside of the Company’s control. The Company’s Series A preferred stock, Series B preferred stock, and Series C preferred stock (collectively, the preferred stock) had the following rights and preferences, privileges, and restrictions:

Dividends

The holders of preferred stock were entitled to receive annual noncumulative dividends at an annual rate of 8% in preference to any declaration or payment of any dividend on the common stock, on an as-converted basis when, as and if declared by the board of directors. As of December 31, 2021, no dividends had been declared.

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

12. Common Stock

On January 26, 2023, the Company issued and sold an aggregate of 3,478,261 shares of common stock in a private placement to Gilead Sciences, Inc. (Gilead) at a price of $28.75 per share for an aggregate purchase price of $100.0 million (Gilead SPA). See Note 18 Subsequent Events.

On June 21, 2022, the Company closed a follow-on public offering of 8,050,000 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 1,050,000 additional shares of its common stock, at a public offering price of $16.00 per share. The Company received net proceeds of $120.7 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company of approximately $8.1 million.

On March 4, 2022, the Company issued and sold an aggregate of 590,318 shares of common stock in a private placement at a price of $16.94 per share for an aggregate purchase price of $10.0 million.

On February 8, 2022, the Company closed its IPO of 9,487,500 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 1,237,500 additional shares of its common stock, at a public offering price of $15.00 per share. The Company received net proceeds of $127.3 million, after deducting underwriting discounts and commissions of and other offering expenses paid by the Company of approximately $15.0 million. The Company’s common stock began trading on the Nasdaq Global Select Market on February 4, 2022, under the ticker symbol “ACLX.”

In June 2021, the Company amended its Certificate of Incorporation, which increased the number of authorized shares of common stock to 185 million. On January 28, 2022, the Company effected a one-for-5.5041 reverse stock split of its common stock and preferred stock in connection with the IPO. In February 2022, the Company adopted an Amended and Restated Certificate of Incorporation, which increased the number of authorized shares of common stock to 1.0 billion.

Shares issued and outstanding to employees include the vesting of early exercised stock options. The Company's employees satisfied the exercise price of the options exercised by making cash payments to the Company. In order to execute the early exercises, the employees signed a Restricted Stock Purchase Agreement (RSPA) granting the Company, in the case of termination of employment, the rights to repurchase all of the unvested shares at the price paid by the employee for such shares. Based on the share repurchase rights outlined in the RSPA, the Company recorded the proceeds from the early exercises as a liability on the balance sheet.

All shares that were early exercised by the employees of the Company are considered legally issued. However, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	December 31,
	2022	2021
Total shares of common stock legally issued and outstanding	44,105,981	544,967
Less: unvested early exercised shares of common stock	—	(757)
Total shares issued and outstanding	44,105,981	544,210

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company through December 31, 2022. In the event of any liquidation or dissolution of the Company, the holders of common stock are entitled to the assets of the Company legally available for distribution.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows:

	December 31,
	2022	2021
Options and awards issued and outstanding	8,981,658	5,598,830
Shares available for issuance under the 2017 Plan	—	7,927,329
Shares available for issuance under the 2022 Plan	311,054	—
Total	9,292,712	13,526,159

13. Share-Based Compensation

The Company’s 2017 Equity Incentive Plan (the 2017 Plan) provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock awards to the Company's employees, directors, and consultants. The 2017 Plan terminated one business day prior to effectiveness of the 2022 Equity Incentive Plan (the 2022 Plan) with respect to the grant of future awards. The 2022 Plan was adopted on February 3, 2022 and provides for the grant of incentive stock options to the Company's employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), and performance awards to the Company's employees, directors, and consultants.

The aggregate number of shares of common stock that may be issued pursuant to equity awards under the 2022 Plan is 4,296,875 shares, plus shares subject to awards granted under the 2017 Plan that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300 shares). The number of shares of common stock reserved for issuance under the 2022 Plan shall be cumulatively increased on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year and ending on the ten year anniversary of the date the Company’s board of directors approved the 2022 Plan equal to the least of 4,296,875 shares, 5% of the total number of shares of common stock outstanding as of the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the administrator of the 2022 Plan. On January 1, 2023 an additional 2,205,299 shares became available for issuance under the 2022 Plan.

Share-based compensation cost is measured at fair value and is recognized as expense on a straight-line basis over the requisite service period. Share-based compensation expense by type of award was as follows (in thousands):

	December 31,
	2022	2021
Stock options	$14,859	$6,754
Restricted stock units	4,056	—
Restricted stock units - chief executive officer	2,548	—
ESPP	81	—
Total share-based compensation expense	$21,544	$6,754

Share-based compensation expense as reflected in the consolidated statement of operations and comprehensive loss was as follows (in thousands):

	December 31,
	2022	2021
Research and development	$7,007	$1,930
General and administrative	14,537	4,824
Total share-based compensation expense	$21,544	$6,754

Due to the lack of an active public market for the common stock prior to February 2022, the fair value of the Company’s common stock was determined by the board of directors with input from management and consideration of third-party valuation reports, described further within the Fair Value of Common Stock and Fair Value of Total Equity section below.

Stock Options

Stock options granted under the 2017 Plan and the 2022 Plan vest over three or four years and expire after 10 years. A summary of stock option activity for awards under the 2017 Plan and the 2022 Plan is presented below:

	Options Outstanding and Exercisable
	Shares Subject to Outstanding Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2022	5,598,830	$5.36	8.9	$7,349
Options Granted	3,468,136	15.20
Options Forfeited	(364,872)	8.33
Options Exercised	(648,390)	3.81
Outstanding as of December 31, 2022	8,053,704	$9.59	8.3	$172,294
Exercisable as of December 31, 2022	3,179,381	$6.70	7.3	$77,205

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for those options for which the exercise price was below the market price as of December 31, 2022.

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 was $9.95 and $5.77, respectively.

The aggregate grant-date fair value of stock options vested during the years ended December 31, 2022 and 2021 was approximately $14.5 million and $5.3 million, respectively.

As of December 31, 2022, there was $37.7 million of unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the 2017 Plan and 2022 Plan. This remaining compensation expense is expected to be recognized over a weighted average period of 2.7 years as of December 31, 2022. The intrinsic value of the options exercised for the years ended December 31, 2022 and 2021 was $10.9 million and $1.0 million, respectively.

Restricted Stock Units

RSUs granted under the 2022 Plan generally vest annually over three or four years. The Company uses the market price of the Company’s common shares on the date of grant to determine the fair value of RSUs. A summary of RSU activity for awards under the 2022 Plan is presented below:

	Shares Subject to Outstanding Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	—	$—
RSUs Granted	970,244	17.24
RSUs Vested	—	—
RSUs Forfeited	(42,290)	18.17
Outstanding as of December 31, 2022	927,954	$17.20

There were no RSUs granted in the year ended December 31, 2021. As of December 31, 2022, total unamortized share-based compensation relating to RSUs was $11.9 million, which is expected to be recognized over the average remaining vesting period of 2.3 years.

Restricted Stock Units - Chief Executive Officer

In June 2021, the Company granted 952,804 restricted stock units (RSU) to the chief executive officer (CEO) subject to service, performance, and market conditions. Each RSU granted in the RSU Award entitled the CEO to one share of common stock upon vesting subject to the service, performance, and market conditions. Upon completion of the IPO in February 2022, the performance condition was satisfied and the Company began recognizing share-based compensation expense on an accelerated attribution basis over the anticipated service period of 10 years, based on the fair value (totaling $10.3 million) according to the IPO scenario Monte Carlo simulation model as no other performance condition was deemed probable at the time of the IPO. As of December 31, 2022, there was $7.7 million of unrecognized share-based compensation cost related to the CEO RSU grant.

The following discussion relates the conditions of the RSU award and the methodology under which the fair value and related expense of the RSU award was calculated.

Service Condition

The service condition to vesting of the RSU Award required the CEO’s continued employment with the Company through the achievement of any of the performance conditions and the market condition.

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

Expected Equity Volatility—Due to the lack of a public market for the Company’s common stock (prior to the Company’s IPO) and the lack of company-specific historical and implied volatility data, the Company based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company (e.g., public entities of similar size, complexity, stage of development, and industry focus). The historical volatility is calculated based on a period commensurate with the expected date of achievement of a performance condition.

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

14. Employee Stock Ownership Plan (ESPP)

In February 2022, the Company adopted the 2022 ESPP, as amended in September 2022. The 2022 ESPP plan was initiated in November 2022 and provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions, based on a six-month look-back period, at a price equal to the lesser of 85% of the fair market value of the common stock at either the first business day or last business day of the relevant offering period, provided that no more than $25,000 in common stock may be purchased by any one employee during each year. The 2022 ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. The 2022 ESPP may be terminated by the Company’s board of directors at any time. A total of 312,500 shares of common stock were initially reserved for issuance under the 2022 ESPP, subject to an annual increase on January 1 of each year, beginning on January 1, 2023, equal to the least of 312,500 shares of the Company's common stock, 1% or the outstanding shares of the Company's common stock as of the last day of the immediately preceding fiscal year, or such other amount as the administrator under the 2022 ESPP may determine. On January 1, 2023 an additional 312,500 shares became available under the 2022 ESPP.

The assumptions used in the Black-Scholes option pricing model for the ESPP plan for the year ending December 31, 2022 were as follows:

2022
Expected term	0.5 years
Expected volatility	132%
Risk free interest rate	4.40%
Expected dividend yield	— %

15. Net Loss Per Share Attributable to Common Stockholders

The Company’s potential dilutive securities, which include redeemable convertible preferred stock, options to purchase common stock, and unvested shares of restricted common stock, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share:

	December 31,
	2022	2021
Redeemable convertible preferred stock	—	24,785,564
Options to purchase common stock	8,053,704	5,598,073
Unvested shares of restricted common stock from early exercises	—	757
Restricted stock units	927,954	—
Restricted stock units - executive officer	952,804	952,804
Employee Stock Ownership Plan (ESPP)	5,651	—
Total	9,940,113	31,337,198

Shares of redeemable convertible preferred stock also participated in dividends with shares of common stock (if and when declared) and therefore were deemed participating securities. The holders of redeemable convertible preferred stock did not contractually share in losses and therefore no additional net loss per share has been disclosed under the two-class method.

16. Income Taxes

The Company’s provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current income tax provision (benefit):
U.S. federal	$—	$—
State	—	—
Total	—	—
Deferred income tax provision (benefit):
U.S. federal	(38,238)	(14,840)
State	(12,490)	(4,250)
Total	(50,728)	(19,090)
Change in valuation allowance	50,728	19,090
Total provision (benefit) for income taxes	$—	$—

A reconciliation of the statutory U.S. federal rate and effective rate is as follows:

	Year Ended December 31,
	2022	2021
U.S. federal tax	21.0%	21.0%
State tax, net of federal benefit	6.6	6.5
Change in valuation allowance	(26.9)	(29.4)

Research and development tax credits	—	2.0
Change in tax rates and other	(0.7)	(0.1)
Income tax expense	0.0%	0.0%

The significant components of the Company’s deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
U.S. federal net operating loss carryforward	$33,398	$24,692
State net operating loss carryforward	10,465	7,592
Research and development expenditures	35,339	—
Research and development credits	1,935	3,218
Operating lease liabilities	9,876	570
Non-qualified stock options	6,802	1,665
Accrued bonus	—	941
Other	92	179
Gross deferred income tax assets	97,907	38,857
Less: Valuation allowance	(89,871)	(38,725)
Total deferred income tax assets	8,036	132
Deferred income tax liabilities:
Depreciation	(139)	(132)
Right-of-use asset - operating	(7,897)	—
Net deferred income tax assets (liabilities)	$—	$—

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to Internal Revenue Code Section 174.

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary difference and carryforwards; (iii) taxable income in prior carryback years if carryback is permitted under applicable tax law; and (iv) tax planning strategies. The Company’s net deferred income tax assets are not more likely than not to be utilized due to the lack of sufficient sources of future taxable income and cumulative book losses which have resulted over the years. The change in the valuation allowance for the year ended December 31, 2022 of approximately $51.1 million was primarily due to research and development expenditures that the Company was required to capitalize pursuant to IRC Section 174 and net operating losses. The change in the valuation allowance for the year ended December 31, 2021 of approximately $19.1 million was primarily due to losses incurred for research and development.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The Company did not apply for any relief offered by the government during the years ended December 31, 2022 or 2021.

The Company had Federal and State net operating loss (NOL) carryforwards of approximately $159.0 million and $160.6 million, respectively, as of December 31, 2022. The Company also had federal research and development tax credit carryforwards of approximately $1.9 million, available to potentially offset future federal income taxes, as of December 31, 2022. Approximately $6.3 million of the Federal NOL was generated prior to 2018 and will begin expiring in 2035, while the remaining $152.7 million will be carried forward indefinitely but is limited to eighty percent of taxable income. The State NOL will begin expiring in 2035. The federal research and development tax carryforwards, if not utilized, will expire beginning in 2038.

However, the deductibility of such federal net operating losses may be limited. Under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

The Company has not identified any uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company’s Federal and State tax returns for all years, 2015 through 2021, remain subject to examination by taxing authorities due to the tax attribute carryforwards.

17. Employee Benefit Plan

The Company sponsors a tax deferred retirement plan under the Code to provide retirement benefits for all eligible employees. Participating employees may voluntarily contribute up to limits provided by Internal Revenue Service regulations. The Company made contributions to the plan of $0.6 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

18. Subsequent Events

Kite Collaboration Agreement

On December 9, 2022, the Company entered into the Kite Collaboration Agreement with Kite, pursuant to which the Company and Kite will co-develop and co-commercialize the Company's CAR-T cell therapy product for myeloma known at the Company as CART-ddBCMA. The Company will receive royalties on, and have the option for co-development and co-commercialization of, next generation autologous CAR-T cell therapy products utilizing its existing BCMA Binder; and will receive royalties on non-autologous cell therapy products for myeloma developed by Kite using the existing BCMA Binder. The Collaboration Agreement was consummated in January 2023 and the Company received the $225.0 million cash payment in February 2023.

In addition, based on the development and commercialization plan of the products, the Company will be eligible to receive additional clinical, regulatory, and commercial milestone payments. These milestone payments include contingent financial consideration of up to $335.0 million, $635.0 million and $507.5 million for the Existing Product, and each NextGen Product and Non-Auto Product, respectively.

Gilead Common Stock Purchase Agreement

In connection with the Collaboration and License Agreement, the Company entered into a common stock purchase agreement with Gilead on December 9, 2022, pursuant to which the Company agreed to issue and sell, and Gilead has agreed to purchase, 3,478,261 shares of the Company's common stock in a private placement for an aggregate purchase price of $100.0 million pursuant to the terms and conditions thereof. The Kite Collaboration Agreement was consummated in January 2023 and the Company issued the shares and received $100.0 million in January 2023.

Restricted Stock Units - Chief Executive Officer

In January 2023, the Company granted 495,000 RSUs to the CEO subject to service and market conditions. Each RSU entitles the CEO to one share of common stock upon vesting and the executive must remain an employee of the Company as a condition of vesting. The award will vest as to one-sixth (1/6) of the RSUs if the Company's public float reaches a minimum of $2.5 billion and fully vest upon the achievement of $5.0 billion in market value, with vesting based on straight line linear interpolation between $2.5 billion and $5.0 billion, subject to the executive’s continued employment through the applicable date of such achievement. The Company will utilize the Monte Carlo simulation model in order to determine the fair value the award.