Form 10-Q
period 2023-03-31
Arcellx, Inc.
filed 2023-05-08
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2023, the registrant had 47,993,520 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2023 and 2022	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2023 and 2022	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	103
Item 3.	Defaults Upon Senior Securities	103
Item 4.	Mine Safety Disclosures	103
Item 5.	Other Information	103
Item 6.	Exhibits	104
Signatures		105

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$274,892	$64,179
Marketable securities	258,701	190,656
Receivable from collaboration partner	21,230	—
Prepaid expenses and other current assets	16,544	12,028
Total current assets	571,367	266,863
Restricted cash	2,501	2,501
Property and equipment, net	14,421	11,231
Operating lease right-of-use assets	29,645	28,659
Prepaid research and development expenses and other long-term assets	5,009	4,563
Total assets	$622,943	$313,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,532	$9,053
Accrued liabilities	13,997	11,679
Contract liability	107,287	—
Operating lease liabilities, current portion	4,947	2,901
Finance lease liabilities, current portion	35,294	33,060
Total current liabilities	166,057	56,693
Operating lease liabilities, net of current portion	31,994	31,299
Finance lease liabilities, net of current portion	15,413	20,871
Contract liability, net of current portion	105,762	—
Total liabilities	319,226	108,863
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 200,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 or December 31, 2022	—	—
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 47,841,388 shares issued and outstanding as of March 31, 2023; 1,000,000,000 shares authorized and 44,105,981 shares issued and outstanding as of December 31, 2022	48	44
Additional paid-in capital	649,717	523,921
Accumulated other comprehensive income (loss)	86	(221)
Accumulated deficit	(346,134)	(318,790)
Total stockholders’ equity	303,717	204,954
Total liabilities and stockholders’ equity	$622,943	$313,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022

Collaboration revenue	$17,912	$—

Operating expenses:
Research and development	32,932	18,057
General and administrative	15,437	8,034
Total operating expenses	48,369	26,091
Loss from operations	(30,457)	(26,091)
Other income (expense):
Interest income, net	4,468	54
Interest expense	(1,026)	(4)
Total other income, net	3,442	50
Loss before income taxes	(27,015)	(26,041)
Income tax expense	329	—
Net loss	(27,344)	(26,041)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	307	(24)
Comprehensive loss	$(27,037)	$(26,065)
Net loss per share attributable to common stockholders—basic and diluted	$(0.58)	$(1.25)
Weighted-average common shares outstanding—basic and diluted	46,769,380	20,760,722

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2022	44,105,981	$44	$523,921	$(318,790)	$(221)	$204,954
Issuance of common stock in accordance with Gilead Stock Purchase Agreement	3,478,261	4	115,266	—	—	115,270
Exercise of stock options	34,713	—	374	—	—	374
Issuance of common stock from vesting of restricted stock	222,433	—	—	—	—	—
Share-based compensation	—	—	10,156	—	—	10,156
Unrealized gain on marketable securities	—	—	—	—	307	307
Net loss	—	—	—	(27,344)	—	(27,344)
Balance as of March 31, 2023	47,841,388	$48	$649,717	$(346,134)	$86	$303,717

	Redeemable Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Stockholders' Equity (Deficit)
Balance as of December 31, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)
Issuance of common stock (initial public offering),net of transaction costs of $15,029	—	—	—	—	—	—	9,487,500	9	127,274	—	—	127,283
Issuance of common stock (private placement), net of transaction costs of $42	—	—	—	—	—	—	590,318	1	9,957	—	—	9,958
Conversion of preferred stock to common stock	(5,413,272)	(28,894)	(8,975,585)	(85,367)	(10,396,707)	(119,118)	24,785,564	25	233,354	—	—	233,379
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	24,889	—	107	—	—	107
Exercise of stock options	—	—	—	—	—	—	286,283	—	307	—	—	307
Share-based compensation	—	—	—	—	—	—	—	—	4,481	—	—	4,481
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	—	—	—	—	(26,041)	—	(26,041)
Balance as of March 31, 2022	—	$—	—	$—	—	$—	35,718,764	$36	$384,095	$(156,152)	$(44)	$227,935

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(27,344)	$(26,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432	263
Noncash operating lease expense	310	60
Right-of-use asset expensed	1,705	—
Amortization of premiums and discounts on marketable securities	(1,978)	110
Share-based compensation	10,156	4,481
Changes in operating assets and liabilities:
Receivable from collaboration partner	(21,230)	—
Prepaid expenses and other current and non-current assets	(4,931)	(11,864)
Accounts payable and other current liabilities	(4,237)	696
Accrued liabilities	(173)	(187)
Operating lease liabilities	1,013	(104)
Contract liability	228,319	—
Net cash provided by (used in) operating activities	182,042	(32,586)
Cash flows from investing activities
Purchases of property and equipment	(980)	(467)
Purchases of marketable securities	(162,144)	(27,026)
Proceeds from maturities of marketable securities	96,350	16,850
Net cash used in investing activities	(66,774)	(10,643)
Cash flows from financing activities
Proceeds from issuance of common stock in accordance with Gilead Stock Purchase Agreement	100,000	—
Proceeds from issuance of common stock (initial public offering), net of transactions costs	—	129,156
Proceeds from issuance of common stock (private placement), net of transactions costs	—	10,000
Proceeds from exercise of stock options	374	429
Payments under finance leases	(4,929)	(29)
Net cash provided by financing activities	95,445	139,556
Net increase in cash and cash equivalents and restricted cash	210,713	96,327
Cash and cash equivalents and restricted cash, beginning of the year	66,680	31,032
Cash and cash equivalents and restricted cash, end of the period	$277,393	$127,359

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$2,709	$35
Deferred offering costs included in accounts payable and accrued liabilities	$-	$42

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

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $346.1 million as of March 31, 2023. The Company has relied on its ability to fund its operations through private and public equity financings and its recent collaboration and license agreement with Kite Pharma, Inc (Kite), a Gilead Sciences, Inc. (Gilead) company. In January 2023, the Company received in the aggregate $325.0 million in cash which consisted of $100.0 million related to a private placement from the sale of the Company’s common stock to Gilead and a $225.0 million non-refundable, upfront payment related to the closing of its Collaboration and License Agreement (Kite Collaboration Agreement) with Kite. See Note 6 Collaboration Agreement.

As of March 31, 2023, the Company had $533.6 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the related rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period. The balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023.

The accompanying condensed consolidated financial statements include the accounts of Arcellx, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in preparing the accompanying condensed consolidated financial statements include, but are not limited to, estimates related to the fair value of assets, collaboration revenue, research and development accruals, recoverability of long-lived assets, share-based compensation, and income taxes. Although actual results could differ from those estimates, management does not believe that such differences would be material.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in checking and sweep accounts with commercial banks and financial institutions in amounts exceeding FDIC insurance limits. Cash equivalents consist of money market funds.

The Company is required to maintain cash collateral on deposit in segregated money market bank accounts as a condition of its lease agreements on its properties, equal to the required security deposit amounts. These amounts, together with restricted cash at March 31, 2023 and 2022 representing cash balances are presented as non-current restricted cash on the accompanying consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$274,892	$127,160
Restricted cash	2,501	199
Total	$277,393	$127,359

Marketable Securities

Securities are classified at the time of purchase, based on management’s intention, as debt securities held-to-maturity, debt securities available-for-sale, trading account securities or equity securities. Debt securities held-to-maturity are those that management has the positive intent and ability to hold until maturity. Debt securities held-to-maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments. Debt securities available-for-sale represents all securities not classified as either held-to-maturity, trading, or equity. Debt securities available-for-sale are carried at estimated fair value with unrealized holding gains and losses (net of related tax effects) on such securities excluded from earnings, but included as a separate component of stockholders’ equity, titled “Accumulated other comprehensive income (loss).” The cost of securities sold is determined using the specific-identification method. Security transactions are recorded on a trade-date basis.

For securities available for sale, ASU 2016-13 eliminates the concept of other-than-temporary impairment and instead requires entities to determine if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Subsequent activity related to the credit loss component in the form of write-offs or recoveries is recognized as part of the allowance for credit losses on securities available for sale.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Our held-to-maturity securities in the Company’s portfolio are either issued by U.S. government agencies or are highly rated short term corporate bonds; U.S government agency bonds are either explicitly or implicitly guaranteed by the U.S government. The Company’s investment in short term bonds is in a net gain position and the expectation is that any unrecognized losses will be recovered by maturity; therefore the expectation of nonpayment is zero.

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company’s evaluation of other-than-temporary impairment considered management's assessment of the reason for the decline in value, the duration and severity of the impairment, management's intent and ability to hold the securities (as well as the likelihood of a near-term recovery), and management's intent to sell the securities and whether it was more likely than not that the Company would be required to sell the securities before the recovery of their amortized cost basis. If a determination was made that a debt security was other-than-temporarily impaired, the Company would estimate the amount of the unrealized loss that was attributable to credit and all other non-credit related factors. If the Company intended to hold securities in an unrealized loss position until the loss was recovered, which may be at maturity, the credit related component was recognized as an other-than-temporary impairment charge in non-interest income. The non-credit related component was recorded as an adjustment to accumulated other comprehensive income (loss), net of tax.

The Company has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. Accrued interest receivable totaled $1.0 million and $0.5 million at March 31, 2023 and December 31, 2022, respectively and is reported in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents, restricted cash, marketable securities and receivables from collaboration partner. The Company maintains its cash and cash equivalents and restricted cash at an accredited financial institution in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company invests in highly rated debt securities consisting entirely of corporate bonds, which the Company has the ability to liquidate within one-day should the need for additional cash arise. Accordingly, the Company believes the exposure to credit risk on its marketable securities portfolio is low. The Company’s receivable from collaboration partner consists of short-term receivables expected to be liquidated within 60 days and is from a well-capitalized public company; accordingly the Company believes the exposure to credit risk on its receivable from collaboration partner is low.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10”), which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company adopted ASU 2016-13 effective January 1, 2023 and there was no effect on the Company’s condensed consolidated financial statements.

Collaborative Arrangements and Contracts with Customers

The Company assesses whether its collaboration agreements are subject to Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements (ASC 808) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards that depend on the commercial success of the joint operating activities. To the extent that the arrangement falls within the scope of ASC 808, the Company applies the unit of account guidance under ASC Topic 606, Revenue from Contracts with Customers (ASC 606), to identify distinct performance obligations, and then determine whether a customer relationship exists for each distinct performance obligation. If the Company determines whether a promised good or service within the arrangement is with a customer, it applies the guidance in ASC 606. If a portion of a distinct bundle of goods or services within an arrangement is not with a customer, then the unit of account is not within the scope of ASC 606, and the recognition and measurement of that unit of account shall be based on analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.

The Company recognizes revenue when its customer obtains control of promised goods or services in a contract for an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on their estimated standalone selling prices. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimate of variable consideration included in the transaction price and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Variable consideration, such as milestone payments and consideration paid or payable to a collaboration partner, must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

The accounting for these arrangements requires the Company to develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. These estimates may include items such as forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it is satisfied at a point in time or over time. For performance obligations satisfied over time, the Company determines the appropriate measure of progress. The effect of any change made to the measure of progress and, therefore a change to revenue, would be recorded as a change in estimate.

The Company’s collaborative arrangements can have one or more of the following forms of consideration: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) fees attributable to options to intellectual property; (v) cost-sharing or research and development (R&D) funding arrangements and (vi) profit and loss sharing. When a portion of non‑refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied. The Company classifies contract liabilities as current when it expects to satisfy its performance obligations within one year, and noncurrent when the Company expects to satisfy those performance obligations in greater than one year. Fees attributable to options are deferred until the option expires or is exercised. Changes to collaboration agreements are assessed for whether they represent a modification or should be accounted for as a new contract.

Upfront Payments and License Fees

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Variable Consideration

Variable consideration is assessed at each reporting period as to whether it is not subject to future reversal of cumulative revenue and, therefore, should be included in the transaction price. Assessing the recognition of variable consideration requires judgment. Consideration paid or payable to a collaboration partner is estimated and included in the total transaction price. Variable consideration is included in the transaction price when the Company concludes that it is probable that a significant revenue reversal will not occur in future periods. Actual amounts of consideration ultimately received may differ from the Company’s estimates.

Cost-sharing

Under certain collaborative arrangements, the Company can be reimbursed for a portion of its research and development expenses or reimburse its collaboration partner for its research and development expenses. The Company estimates reimbursements to be received by a collaboration partner and reimbursements to be paid or payable to a collaboration partner as part of variable consideration. When these research and development services are paid to a collaboration partner, the Company reduces its contract liability.

Customer Options

Customer options, such as options granted to allow a licensee to extend a license or research term, to select additional research targets or to choose to research, develop and commercialize licensed compounds are evaluated at contract inception to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price of a material right when the underlying goods or services are both (i) similar to the original goods or services in the contract and (ii) provided in accordance with the terms of the original contract, the Company allocates the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are recognized as revenue when or as the related future goods or services are transferred or when the option expires.

Milestone Payments

At the inception of the arrangement, the Company evaluates whether the development or sales-based milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated value is included in the transaction price. Milestone payments that are not within the control of the Company or the Company’s collaboration partner, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development or sales-based milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues in the period of adjustment.

The Company may earn milestones through achievement of pre-specified developmental or regulatory events and, as such, milestones are accounted for as variable consideration. Under the agreement currently in place, the Company does not consider these events to be within its control, but rather dependent upon the development activities of our collaborative partner and the decisions made by regulatory agencies. Accordingly, these milestones are not included in the transaction price until the counterparty, or third-party in the event of a regulatory submission, confirms the satisfaction or completion of the milestone triggering event. Given the high level of uncertainty of achievement, variable consideration associated with milestones are fully constrained. The value of these milestones is dictated within the contract and is fixed upon achievement and reflects the amount of consideration which the Company expects to be entitled in exchange for the satisfaction of that milestone. The process of successfully discovering a new development candidate, having it approved and successfully commercialized is highly uncertain. As such, the milestone payments we may earn from the Company’s partners involve a significant degree of risk to achieve and therefore, subsequent milestone payments due to the Company are recognized as revenue at the point in time when such milestones are achieved. For milestone revenues related to sales-based achievements, the Company recognizes the milestone revenues in the corresponding period of the product sale, in accordance with the guidance of ASC 606-10-55-65 for contracts that include a license to intellectual property and the license is the predominant item to which the product sale relates.

Royalties

For arrangements that include sales-based royalties, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from its collaborative arrangement.

The timing of revenue recognition and contract billings may differ and result in contract assets and contract liabilities. Contract assets represent revenues recognized in excess of amounts billed under collaboration agreements and are transferred to accounts receivable when billed or billing rights become unconditional. Contract liabilities represent billings in excess of revenues recognized under collaboration agreements.

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

Stock Options

The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model and is impacted by the Company’s common stock price as well as other variables including, but not limited to, the expected term that options will remain outstanding, expected common stock price volatility over the expected term of the option awards, risk-free interest rates and expected dividends.

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

The Company estimates the fair value of awards subject to market conditions on the grant date using a Monte Carlo simulation model. For awards with vesting subject to the fulfillment of both market and performance condition, share-based compensation expense is recognized using the accelerated attribution method beginning when the achievement of the performance condition becomes probable over the applicable service period. The amount of share-based compensation expense is dependent on our periodic assessment of the probability of the performance condition being satisfied and our estimate, which may vary over time, of the number of shares that will ultimately be issued. If the performance condition is not met, no compensation expense is recognized, and any previously recognized compensation cost is reversed.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$243,214	$—	$—
Money market fund (long-term restricted cash)	2,501	—	—
Marketable securities:
Commercial paper	—	158,884	—
Corporate debt	—	21,156	—
Government agency	—	78,661	—
Total assets measured at fair value	$245,715	$258,701	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$57,697	$—	$—
Money market fund (long-term restricted cash)	2,501	—	—
Marketable securities:
Commercial paper	—	129,810	—
Corporate debt	—	11,866	—
Government agency	—	48,980	—
Total assets measured at fair value	$60,198	$190,656	$—

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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2023 or the year ended December 31, 2022.

4. Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$158,883	$—	$—	$158,883
Corporate debt	21,197	—	(42)	21,155
Government agency	78,535	184	(56)	78,663
Total	$258,615	$184	$(98)	$258,701

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$129,810	$—	$—	$129,810
Corporate debt	11,923	—	(57)	11,866
U.S. government agency	49,144	9	(173)	48,980
Total	$190,877	$9	$(230)	$190,656

All of the Company’s available-for-sale debt marketable securities held as of March 31, 2023 had contractual maturities of less than one year. The Company had 6 securities in an unrealized loss position with an aggregate related fair value of $33.2 million as of March 31, 2023. All securities in an unrealized loss position as of March 31, 2023 had been in a loss position for less than 12 months. Unrealized losses on available-for-sale marketable securities as of March 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the three months ended March 31, 2023. The Company does not intend to sell these securities or expect to be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid research and development costs	$8,639	$8,361
Other prepaid expense and current assets	7,905	3,667
Total prepaid expenses and other current assets	$16,544	$12,028

6. Collaboration Agreement

In December 2022 the Company entered into a Collaboration and License Agreement with Kite Pharma, Inc. (Kite), a Gilead company (the Kite Collaboration Agreement), and a Common Stock Purchase agreement (the Gilead SPA) and Standstill and Stock Restriction agreement (the Standstill Agreement) with Gilead Sciences, Inc. (Gilead). Upon closing in January 2023, Kite made an upfront payment of $225.0 million and obtained a license to co-develop and co-commercialize CART-ddBCMA, and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in CART-ddBCMA, in each case for the treatment of multiple myeloma. The Company also granted Kite the ability to negotiate a development and commercialization license for the inclusion of a limited number of pre-specified additional autologous CAR-T-cell therapy products for the treatment of multiple myeloma, which can only be exercised by Kite after the Company provides to Kite a phase 1 clinical study report.

In addition to the upfront consideration, the Company will be eligible to receive clinical, regulatory, and commercial milestone payments of up to $335.0 million, $635.0 million and $507.5 million, for CART-ddBCMA, each next-generation autologous CAR-T cell therapy product, and each non-autologous CAR-T cell therapy product, respectively. In the United States, the Company and Kite will equally share profits and losses from the commercialization of CART-ddBCMA and any next-generation autologous CAR-T cell therapy product for which the Company has exercised its option to co-promote with Kite (collectively, the Co-Promote Products). The Company has the option to designate next-generation autologous CAR-T therapy product as a Co-Promote Product after Kite provides the first phase 1 clinical study report for such product with the proposed core development plan and budget. For Co-Promote Products outside of the United States and for any other products worldwide that are not a Co-Promote Product (Non-Co-Promote Products), including any next-generation autologous CAR-T cell therapy product for which the company has opted out of designating as a Co-Promote Product, the Company will be eligible for tiered royalties in the low to mid teen percentages. The Company and Kite will jointly develop the Co-Promote Products in accordance with mutually agreed development plans and development budgets. On a Co-Promote Product-by-Co-Promote Product basis, the Company may, upon advance written notice to Kite, opt out of sharing development costs and profits and losses from the commercialization of such Co-Promote Product (for example, CART-ddBCMA), in which case, it will become a Non-Co-Promote Product and eligible for tiered royalties in the low to mid teen percentages.

Other than certain items expressly set forth in the Kite Collaboration Agreement, the out-of-pocket development costs for activities conducted in the United States for Co-Promote Products will be shared equally by the Company and Kite. In the United States, the Company and Kite will be jointly responsible for commercialization of the Co-Promote Products. The out-of-pocket development costs for activities conducted outside the United States as part of a global clinical trial for Co-Promote Products will be borne 60% (for ex-U.S. patients) by Kite and 40% (for U.S. patients) by the Company, however Kite will be solely responsible for the costs for country-specific clinical trials outside the United States and chemistry, manufacturing and control (CMC) commercial readiness. Kite will be solely responsible for the conduct of development and commercialization of the Non-Co-Promote Products at its sole cost. Kite will manufacture the licensed products and bear the CMC commercial readiness costs and capital expenses, except that the Company is responsible for manufacturing CART-ddBCMA prior to transferring the manufacturing process to Kite during which the cost of manufacturing clinical trial material will be shared.

Unless earlier terminated, the Kite Collaboration Agreement will continue in effect until no licensed products are being developed or commercialized. The Kite Collaboration Agreement is subject to termination provisions including termination by a party for the other party’s uncured, material breach. In the event of certain terminations of the Kite Collaboration Agreement, the Company is entitled to certain reversionary rights, including access to and continuity of manufacturing, with respect to the terminated products.

Stock Purchase Agreement and Standstill Agreement

In connection with the Kite Collaboration Agreement and upon its closing in January 2023, Gilead made an equity investment of $100.0 million by purchasing 3,478,261 shares of Arcellx common stock at a fixed per share price of $28.75 pursuant to the Gilead SPA which represented a $15.3 million discount on the sale of the Company’s common stock based on the share price on the date of closing. Pursuant to the terms of the Standstill Agreement, Gilead has agreed not to, without the Company’s prior written consent and subject to certain conditions and exceptions, among other things, directly or indirectly acquire additional shares of the Company’s outstanding equity securities, seek or propose a tender or exchange offer, merger or other business combination involving the Company, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company, collectively, the Standstill Restrictions. The Standstill Restrictions will expire on the 18-month anniversary of the Gilead SPA.

Revenue Recognition

The Company evaluated the agreement with Kite and determined that the obligation to co-develop the ddBCMA license and the Company’s research and development obligations to develop CART-ddBCMA were within the scope of ASC 606 because these activities are ordinary Company activities and Kite meets the definition of a customer with respect to this combined performance obligation. The revenue to be recognized will be recorded on a cost-to-cost percentage of completion basis over the period of time the Company is performing the research and development activities.

Transaction Price

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if there is a significant benefit of financing. The Company assessed our collaboration agreements and concluded that no significant financing components were present. The Company’s assessment of the transaction price upon the signing of the Kite Collaboration Agreement included an analysis of the amounts it expects to receive, which at contract inception totaled $198.1 million. The transaction price consists of fixed consideration of $221.0 million and variable consideration of $22.8 million. Variable consideration results from net amounts expected to be paid to Kite over the course of the contract and are subject to change. Fixed consideration includes a reduction of a $15.3 million deemed discount on the shares sold to Gilead as they were sold at a price less than the closing price of the Company’s stock on the expiration date of the antitrust waiting period. There were no material direct transaction costs related to the transaction.

Promises and Performance Obligation

The Company’s promises under the Kite Collaboration Agreement include development, manufacture, and commercialization licenses, research and development activities, manufacturing activities, and the transfer of manufacturing know-how to Kite (collectively, the research and development services). These promises represent a single combined performance obligation as the promises are not distinct from each other. The Company determined that the license and research and development services are combined based on the specialized nature of the Company’s know-how and manufacturing process.

The Company recognizes revenue over time using a cost-to-cost input measure of progress. In applying the cost-to-cost input measure of progress, the Company used actual costs incurred relative to total budgeted costs expected to be incurred for the combined performance obligation.

Cost-sharing Reimbursements

The CART-ddBCMA therapy product is under development as iMMagine-1, iMMagine-2, and iMMagine-3 research and development and clinical trial programs. The Company’s research and development obligations under the Kite Collaboration Agreement includes a co-share of 50/50 (with respect to the iMMagine-1 and iMMagine-2 trials) and 40/60 (with respect to certain aspects of the iMMagine-3 trial) of the joint development costs associated with CART-ddBCMA and any other Co-Promote Products. Kite will be conducting and paying for all activities relating to the iMMagine-2 and 3 trials and the Company will reimburse Kite from 40% to 50% of these costs. Reimbursement costs expected to be received from Kite or paid to Kite represent variable consideration and is included in the estimated transaction price. The Company uses the expected value method to estimate variable consideration and will update it at each reporting date.

Q1 Activity

As of March 31, 2023, receivable from collaboration partner totaled $21.2 million, which consists of reimbursable costs. Revenue recognized is presented as collaboration revenue in the condensed consolidated financial statements. As of March 31, 2023 the balances in contract liability were as follows (in thousands):

Contract liability
Fixed transaction price	$220,925
Reimbursable costs for the three months ended March 31, 2023	10,036
Less: revenue recognized as of March 31, 2023	(17,912)
Total contract liability	213,049
Less: current portion	(107,287)
Noncurrent portion	$105,762

7. Commitments

Leases

The Company is obligated for operating lease payments for its facilities in Rockville and Gaithersburg, Maryland and Redwood City, California. See Note 9 Leases.

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

As of March 31, 2023, the Company’s minimum non-cancellable costs payable to Lonza was approximately $53.7 million, of which $35.2 million is reflected in the current finance lease liabilities, $5.4 million in accrued liabilities, and $1.7 million in accounts payable. Variable costs under this arrangement include materials, external testing, and other services. The Company paid $10.7 million and $8.1 million under this arrangement during the three months ended March 31, 2023 and 2022, respectively.

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of March 31, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with its executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of March 31, 2023, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Research and development accrued expenses	$4,767	$3,201
Accrued bonus	1,325	5,347
Other liabilities	7,905	3,131
Total accrued liabilities	$13,997	$11,679

9. Leases

Operating Leases

In July 2022, the Company entered into a new operating lease agreement for 57,902 square feet of office and laboratory space in Rockville, Maryland for a term of approximately 12.9 years at inception with remaining undiscounted minimum lease payments of approximately $33.7 million as of March 31, 2023. The original Rockville lease contained annual rent escalation and rent abatement clauses as well as an allowance of approximately $12.1 million for tenant improvements. During the three months ending March 31, 2023, the landlord and the Company agreed to substitute $2.8 million of the tenant improvement allowance for cancellation of the rent abatement period. The change was accounted for as a lease modification and the Company recorded an increase in the right-of-use asset and lease liability of $1.3 million. The Company consulted a qualified third-party valuation specialist and determined an incremental borrowing rate of 10.2% to be used as the discount rate of for re-measuring the related operating lease liabilities on the modification date. The Rockville lease provides for optional two five-year extensions. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

In May 2022, the Company entered into a new operating lease agreement for 51,822 square feet of office and laboratory space in Redwood City, California for a term of approximately 11.7 years at inception with remaining undiscounted minimum lease payments of approximately $55.4 million as of March 31, 2023. The Redwood City lease contains annual rent escalation and rent abatement clauses as well as an allowance of approximately $9.8 million for tenant improvements. The Redwood City lease provides for an optional five-year extension. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option. The Company consulted a qualified third-party valuation specialist and determined an incremental borrowing rate of 8.5% to be used as the discount rate of for measuring the related operating lease liabilities.

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

Finance Leases

The Lonza SOW entered into in February 2022 with Lonza Houston, Inc. contains an embedded lease as the Company has the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the manufacturing arrangement. Lease commencement occurred during the three months ended September 30, 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under the Company’s exclusive use and control. The arrangement provides the Company the ability to early terminate for any reason upon 12 months prior notification to Lonza. The Company did not consider it reasonably certain it would terminate the arrangement when determining the lease term. The arrangement expires in December 2024.

The Company elected the practical expedient to combine the lease component and the non-lease components associated with the lease component as a single lease component, except as related to the non-lease component associated with purchase of inventory. The related ROU assets represent assets acquired for research and development activities with no alternative future use and therefore are immediately expensed.

The terms and conditions included in the Lonza SOW are subject to change due to the nature of the services provided under the manufacturing arrangement. The Company evaluated such changes during the three months ended March 31, 2023 and determined they resulted in a modification of the existing lease. The Company remeasured and reallocated the remaining consideration in the contract and reassessed the classification at the modification date.

The Company recorded $1.7 million of research and development expense and $1.0 million of interest expense (included in other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss) on its finance lease liabilities during the three months ended March 31, 2023. The Company had $35.2 million and $15.4 million of current and non-current finance lease liabilities, respectively, for this lease arrangement as of March 31, 2023.

The Company’s total lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Finance lease costs:
Right-of-use assets with no alternative future use	$1,705	$—
Amortization of right-of-use assets	25	—
Interest on lease liabilities	1,031	—
Operating lease costs	1,714	163
Short-term lease costs	8	377
Variable lease costs	1,435	14
Total lease costs	$5,918	$554

Future minimum lease payments were as follows (in thousands) as of March 31, 2023:

	Operating Leases	Finance Leases
Remainder of 2023	$3,593	$29,123
2024	7,554	24,722
2025	8,161	—
2026	8,412	—
2027	8,672	—
2028	8,939	—
Thereafter	49,934	—
Total lease payments	95,265	53,845
Less:
Tenant improvement incentive	(22,160)	—
Imputed interest	(36,164)	(3,138)
Present value of total lease liabilities	$36,941	$50,707

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,124	$—
Operating cash flows from operating leases	757	206
Financing cash flows from finance leases	4,929	—
Right-of-use assets obtained in exchange for new finance lease liabilities	1,705	—
Right-of-use assets obtained in exchange for new operating lease liabilities	1,296	3,308

Weighted-average remaining lease terms and discount rates were as follows as of March 31, 2023:

Weighted-average remaining lease term — finance leases	1.8 years
Weighted-average remaining lease term — operating leases	11.1 years
Weighted-average discount rate — finance leases	9.4%
Weighted-average discount rate — operating leases	9.1%

10. Redeemable Convertible Preferred Stock and Stockholders' Equity

Redeemable Convertible Preferred Stock

In connection with the Company’s IPO in February 2022, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into shares of common stock at the applicable conversion ratio then in effect. The Company's outstanding shares of preferred stock were converted into 24,785,564 shares of common stock.

Common Stock

On January 26, 2023, the Company issued and sold an aggregate of 3,478,261 shares of common stock in a private placement to Gilead Sciences, Inc. (Gilead) at a price of $28.75 per share for an aggregate purchase price of $100.0 million (Gilead SPA). The shares were sold in connection with the Kite Collaboration Agreement and the transaction is considered part of the arrangement. The shares were sold at a discount of $4.39 per share as compared to the closing price of the stock on the date of the expiration of anti-trust provisions and accordingly, the $15.3 million discount is reflected as an increase to additional paid-in capital and decrease to the total fixed transaction price in the arrangement. See Note 6 - Collaboration Agreement.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends have been declared or paid by the Company through March 31, 2023.

In the event of any liquidation or dissolution of the Company, the holders of common stock are entitled to the assets of the Company legally available for distribution.

11. Share-Based Compensation

The Company’s 2017 Equity Incentive Plan (the 2017 Plan) provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock awards to the Company’s employees, directors, and consultants. The 2017 Plan terminated one business day prior to effectiveness of the 2022 Equity Incentive Plan (the 2022 Plan) with respect to the grant of future awards. The 2022 Plan became effective on February 3, 2022 and provides for the grant of incentive stock options to the Company’s employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), and performance awards to the Company’s employees, directors, and consultants.

As of March 31, 2023, the aggregate number of shares of common stock that may be issued pursuant to equity awards under the 2022 Plan is 6,502,174 shares, which includes shares subject to awards granted under the 2017 Plan that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300 shares). The number of shares of common stock reserved for issuance under the 2022 Plan shall be cumulatively increased on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year and ending on the ten year anniversary of the date the Company’s board of directors approves the 2022 Plan by an amount equal to the least of 6,502,174 shares, 5% of the total number of shares of common stock outstanding as of the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the administrator of the 2022 Plan.

Share-based compensation expense by type of award was as follows (in thousands):

	March 31
	2023	2022
Stock options	$4,915	$3,030
Restricted stock units	2,877	696
Restricted stock units - chief executive officer	2,206	755
ESPP	158	—
Total share-based compensation expense	$10,156	$4,481

Share-based compensation expense as reflected in the condensed consolidated statement of operations and comprehensive loss was as follows (in thousands):

	March 31
	2023	2022
Research and development	$2,691	$1,284
General and administrative	7,465	3,197
Total share-based compensation expense	$10,156	$4,481

Stock Options

Stock options granted under the 2017 Plan and the 2022 Plan vest over three or four years and expire after 10 years. The Company uses the Black Scholes option pricing model to determine the grant date fair value of stock options.

A summary of stock option activity for awards under the 2017 Plan and the 2022 Plan is presented below:

	Options Outstanding and Exercisable
	Shares Subject to Outstanding Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2023	8,053,704	$9.59	8.3	$172,294
Options Granted	821,604	31.03
Options Forfeited	—	—
Options Exercised	(34,713)	10.78
Outstanding as of March 31, 2023	8,840,595	$11.58	8.2	$170,230
Exercisable as of March 31, 2023	3,706,377	$7.36	7.3	$86,935
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of March 31, 2023.

Restricted Stock Units (RSUs)

RSUs granted under the 2022 Plan generally vest annually over three or four years. The Company uses the market price of the Company’s common shares on the date of grant to determine the fair value of RSUs.

A summary of RSU activity for awards under the 2022 Plan, excluding those granted the chief executive officer below, is presented below:

	Shares Subject to Outstanding Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	927,954	$17.20
RSUs Granted	745,660	31.25
RSUs Vested	(222,433)	18
RSUs Forfeited	(6,800)	22.81
Outstanding as of March 31, 2023	1,444,381	$24.33

Restricted Stock Units - Chief Executive Officer

2023 RSU Award

In January 2023, the Company granted 495,000 RSUs (the 2023 RSU Award) to the chief executive officer. The RSUs have two different scenarios to vesting. The first vesting scenario is subject to service and market conditions. The second vesting scenario adds a performance condition. Each RSU granted in the 2023 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. All 495,000 RSUs were outstanding and no RSUs were vested as of March 31, 2023.

Service Condition

The service condition to vesting of the 2023 RSU Award requires the chief executive officer’s continued employment with the Company through the achievement of any of the performance and market conditions.

Performance Condition

The performance condition to vesting of the 2023 RSU Award requires the consummation of a change in control event.

Market Condition

The market condition to vesting of the 2023 RSU Awards involves Company value thresholds depending upon which of the two vesting scenarios is applicable at the time of measurement.

The Company value is measured each June 30 and December 31 subsequent to the grant of the 2023 RSU Award and represents the Company’s Enterprise Value. The Company’s Enterprise Value is determined using the total market capitalization of the Company based on the average closing trading price of one share of the Company’s common stock over the 60-day period ending on the day prior to the applicable semi-annual measurement date, less cash. On the semi-annual measurement date, (i) one-sixth of the award will vest if a minimum Enterprise Value of $2.5 billion is achieved, (ii) all of the award will vest if a $5.0 billion Enterprise Value is achieved, and (iii) a portion of the award will vest based on a straight-line interpolation if an Enterprise Value of between $2.5 billion and $5.0 billion is achieved.

The Company value on a change in control event is measured on the date of the change in control and represents the aggregate amount of deal consideration paid at the closing of the change in control by an acquirer for the Company’s shares of common stock in connection with such change in control. Upon a change in control, (i) one-sixth of the award will vest if a minimum deal consideration of $2.5 billion is achieved, (ii) all of the award will vest if a $5.0 billion deal consideration is achieved, and (iii) a portion of the award will vest based on a straight-line interpolation if a deal consideration of between $2.5 billion and $5.0 billion is achieved.

The Company utilized Monte Carlo simulation models to estimate the fair value of the 2023 RSU Award on the date of grant in each of the two vesting scenarios. The application of the Monte Carlo simulation model to each of the two vesting scenarios requires various subjective assumptions, including the following:

•
Expected Time to Award End Date – The expected time to the award end date is based on the Company’s best estimate of the period of employment for the chief executive officer or the achievement of the performance condition, i.e., the change in control event.
•
Expected Equity Volatility – Due to the limited company-specific historical and implied volatility data, the Company based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company (e.g., public entities of similar size, complexity, stage of development, and industry focus) in addition to the historical volatility of the Company. The historical volatility for the representative group of public companies was calculated based on a period commensurate with the expected time to the award end date.

•
Risk-Free Interest Rate – The risk-free interest rate is based on a U.S. Treasury instrument which term is consistent with the expected time to the measurement dates.

The Company determined the fair value of the 2023 RSU Award considering third-party valuation reports. The Company considered several objective and subjective factors, including weighted probability of various scenarios, operating and financial performance, and general and industry-specific economic outlook, among other factors. The assumptions used in the Monte Carlos simulation models to determine the grant date fair value of the 2023 RSU Award for the two vesting scenarios were as follows:

	Semi-Annual Measurement	Change in Control
Time to award end date	10 years	5 years
Equity volatility	75.0%	75.0%
Risk-free interest rate	3.8%	3.9%
Fair value of the 2023 RSU award (in thousands)	$13,811	$10,999

The Company began recognizing share-based compensation expense based on the fair value ($13.8 million) on an accelerated attribution basis over the anticipated service period (10 years) according to the semi-annual measurement scenario. The performance condition under the change in control scenario was not deemed probable as of March 31, 2023. The Company recognized $1.6 million in share-based compensation expense related to the 2023 RSU Award during the three months ended March 31, 2023.

2021 RSU Award

In June 2021, the Company granted 952,804 RSUs (the 2021 RSU Award) to the chief executive officer subject to service, performance, and market conditions. In December 2021, the Company added alternative performance conditions for vesting of the same RSUs. These additional performance conditions provided alternative paths to vesting and the original award from June 2021 and its vesting conditions remained the same, i.e., the original award was not modified.

Each RSU granted in the 2021 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. All 952,804 RSUs were outstanding and no RSUs were vested as of March 31, 2023 and December 31, 2022.

Service Condition

The service condition to vesting of the 2021 RSU Award requires the chief executive officer’s continued employment with the Company through the achievement of any of the performance and the market conditions.

Performance Condition

The performance conditions to vesting of the 2021 RSU Award include (i) the consummation of a change in control event, (ii) the consummation of the first firm commitment underwritten public offering covering the offer and sale of Company shares, the consummation of the direct listing or direct placement of Company shares on a publicly traded exchange, or the completion of a merger or consolidation with a special purpose acquisition company in which the shares of the surviving or parent entity are listed on a national securities exchange (IPO), or (iii) a change in control following an IPO. The Company satisfied the IPO performance condition in February 2022 upon completion of the IPO.

Market Condition

The market condition to vesting of the 2021 RSU Award involves Company value thresholds depending upon which of the vesting scenarios is applicable at the time of measurement.

The Company value is measured each June 30 and December 31 following the IPO (subject to applicable lock-up period) and represents the Company’s Enterprise Value. The methodology to determine the Company’s Enterprise Value and the vesting thresholds on the semi-annual measurement dates are the same as those under the 2023 RSU Award.

The Company value on a change in control is measured on the date of the change in control. The methodology to determine the Company value and the vesting thresholds on the change in control date are the same as those under the 2023 Award.

The Company utilized Monte Carlo simulation models to estimate the fair value of the 2021 RSU Award on the date of grant in each of the three vesting scenarios.

Upon completion of the IPO in February 2022, the IPO performance condition of the 2021 RSU Award was satisfied and the Company began recognizing share-based compensation expense on an accelerated attribution basis over the anticipated service period (10 years) based on the fair value (aggregate $10.3 million) according to the IPO scenario. No other performance condition was deemed probable as of March 31, 2023. The Company recognized $0.6 million and $0.8 million in share-based compensation expense related to this 2021 RSU Award during the three months ended March 31, 2023 and 2022, respectively.

12. Income Taxes

The Company has recorded an income tax provision of $0.3 million and zero for the three months ended March 31, 2023 and 2022, respectively. The primary difference in tax expense as compared to the same period from prior year and prior year end is a result of the Kite Collaboration Agreement entered into during the first quarter of 2023, resulting in estimated taxable income for the current year as compared to taxable losses in the past. See Note 6 - Collaboration Agreement. The tax provision for Q1 2023 was determined using an estimated annual effective tax rate, adjusted for discrete items, if any.

Based on the available objective evidence during the three months ended March 31, 2023, the Company believes it is more likely than not that the tax benefits of U.S. losses incurred during prior years may not be realized. Accordingly, the Company did not record the tax benefits of U.S. losses previously incurred as of March 31, 2023. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

13. Net Loss Per Share Attributable to Common Stockholders

The Company’s potentially dilutive securities include options to purchase common stock, unvested shares of restricted common stock redeemable convertible preferred stock, restricted stock units, and restricted stock units - executive officer. The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Options to purchase common stock	8,840,595	8,113,589
Unvested shares of restricted common stock from early exercises	-	17,820
Restricted stock units	1,444,381	702,663
Restricted stock units - executive officer	1,447,804	952,804
Employee Stock Ownership Plan (ESPP)	14,263	—
Total	11,747,043	9,786,876

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a clinical-stage biotechnology company reimagining cell therapy through the development of innovative immunotherapies for patients with cancer and other incurable diseases. We believe cell therapies are one of the forward pillars of medicine, and our mission is to advance humanity by engineering cell therapies that are safer, more effective and more broadly accessible. Although cell therapies have shown benefits to date, cell therapies have historically been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional Chimeric Antigen Receptor T-cells (CAR-Ts). Existing cell therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be difficult to manufacture, beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can address these limitations by engineering a new class of D-Domain powered cell therapies, including classical single infusion CAR-Ts called “ddCARs” and dosable and controllable universal CAR-Ts called “ARC-SparX”, to address hematologic cancers, solid tumors, and indications outside of oncology, such as autoimmune diseases. Our lead program is a BCMA-targeting ddCAR product candidate called “CART-ddBCMA”, which is currently being evaluated in our pivotal Phase 2 “iMMagine-1” trial in patients with relapsed or refractory multiple myeloma (rrMM). We have partnered CART-ddBCMA with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement (as described in more detail in the section titled “Revenue" included in this Quarterly Report on Form 10-Q). We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials, ACLX-001, which targets BCMA in rrMM, and our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS).

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $27.3 million and $26.0 million for the three months ended March 31, 2023 and 2022, respectively. Our accumulated deficit totaled $346.1 million as of March 31, 2023. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and marketable securities are adequate to fund operations through the first half of 2025.

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

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue consists of recognition of revenue from our collaboration with Kite for our research and development performed under the arrangement, recognized on a percentage-of-completion basis as applied to the total estimated transaction price. In the future, we will generate revenue from payments received under this arrangement, and may recognize revenue from other collaboration agreements, including payments of upfront fees, license fees, milestone-based payments, and reimbursements for research and development efforts. As previously noted, we have executed a collaboration agreement with Kite and anticipate generating revenue under the arrangement subject to the total estimated transaction price as discussed in Note 6 - Collaboration Agreement in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

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

Additionally, we have identified an embedded lease within the Lonza Manufacturing Services Agreement; we have the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the manufacturing arrangement. We have elected to use the practical expedient and account for the lease component and the non-lease components as a single lease component. Lease commencement occurred during 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under our exclusive use and control.

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

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents, restricted cash, and marketable securities and interest expense related to our finance lease obligations.

Income Taxes

We have recorded an income tax provision of $0.3 million and zero for the three months ended March 31, 2023 and 2022, respectively. The primary difference in tax expense as compared to the same period from prior year and prior year end is a result of the Kite Collaboration Agreement entered into during the first quarter of 2023, resulting in estimated taxable income for the current year as compared to taxable losses in the past. See Note 6 - Collaboration Agreement. Our tax provision for the first quarter 2023 was determined using an estimated annual effective tax rate, adjusted for discrete items, if any.

Based on the available objective evidence during the three months ended March 31, 2023, we believe it is more likely than not that the tax benefits of U.S. losses incurred during prior years may not be realized. Accordingly, we did not record the tax benefits of U.S. losses previously incurred as of March 31, 2023. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the our U.S. losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Collaboration revenue	$17,912	$—	$17,912
Operating expenses:
Research and development	32,932	18,057	14,875
General and administrative	15,437	8,034	7,403
Total operating expenses	48,369	26,091	22,278
Loss from operations	(30,457)	(26,091)	(4,366)
Interest income, net	4,468	54	4,414
Interest expense	(1,026)	(4)	(1,022)
Other income, net	3,442	50	3,392
Loss before income taxes	(27,015)	(26,041)	(974)
Income tax expense	329	-	329
Net loss	$(27,344)	$(26,041)	$(1,303)

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
External costs:
CART-ddBCMA	$20,083	$7,870	$12,213
Other research and development costs	2,395	5,588	(3,193)
Total external costs	22,478	13,458	9,020
Internal costs	10,454	4,599	5,855
Total research and development expenses	$32,932	$18,057	$14,875

Research and development expenses were $32.9 million for the three months ended March 31, 2023 compared to $18.1 million for the three months ended March 31, 2022, an increase of $14.9 million. The increase in total research and development expenses was primarily due to $12.2 million of higher external costs associated with our multiple myeloma program CART-ddBCMA. Internal costs increased by $5.9 million, primarily due to increases in personnel costs related to the hiring of research and development and clinical employees, purchases of equipment and facilities expenses.

General and Administrative Expenses

General and administrative expenses were $15.4 million for the three months ended March 31, 2023 compared to $8.0 million for the three months ended March 31, 2022, an increase of $7.4 million. This increase was primarily driven by an increase of $5.6 million in personnel related costs due to an increase in headcount, and facilities costs and professional fees related to consulting, insurance and accounting and audit services. Sept

0, 2021, an increase of $16.el related costs due to an increase in headcount, $4.3 mill

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of March 31, 2023, we had cash and cash equivalents and marketable securities of $533.6 million. As of the date of filing this Quarterly Report on Form 10-Q, we have access to and control over all our cash, cash equivalents, and marketable securities, notwithstanding the recent adverse developments affecting various financial institutions, such as the closures of SVB, Signature Bank, and Silvergate Capital Corp.

To date, we have not generated any product revenue. We do not expect to generate any meaningful revenue from product sales unless and until we obtain regulatory approval of, and commercialize any of, our product candidates, except that our collaboration agreement with Kite will yield revenue up to the total estimated transaction price. We may also enter into other collaborative agreements with third parties, and we do not know when, or if, any will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company. Adequate funding may not be available to us on acceptable terms or at all.

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and marketable securities are adequate to fund operations through the first half of 2025.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three months ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$182,042	$(32,586)
Net cash used in investing activities	(66,774)	(10,643)
Net cash provided by financing activities	95,445	139,556
Net increase in cash, cash equivalents, and restricted cash	$210,713	$96,327

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2023 of $182.0 million was primarily attributable to the contract liability of $228.3 million associated with the Kite Collaboration Agreement and net non-cash charges of $10.6 million, of which $10.1 million related to share-based compensation expense, partially offset by our net loss of $27.3 million and other net increases in operating assets and liabilities of $29.6 million.

Net cash used in operating activities during the three months ended March 31, 2022 of $32.6 million was primarily attributable to our net loss of $26.0 million and net changes in operating assets and liabilities of $11.5 million, partially offset by non-cash charges for depreciation and amortization of property and equipment, amortization of premiums and discounts on marketable securities, and share-based compensation in total of $4.5 million.

Investing Activities

Net cash used in investing activities of $66.8 million during the three months ended March 31, 2023 was attributable to $162.1 million in purchases of marketable securities and $1.0 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $96.4 million.

Net cash used in investing activities of $10.6 million during the three months ended March 31, 2022 was attributable to $10.1 million in net purchases of marketable securities and $0.5 million of purchases of lab equipment.

Financing Activities

Net cash used in financing activities of $95.4 million during the three months ended March 31, 2023 was primarily attributable to net proceeds of $100.0 million from the issuance and sale of 3,478,261 shares of our common stock at $28.75 per share and the proceeds of $0.4 million from the exercise of stock options, offset by payments under finance leases totaling $4.9 million.

Net cash provided by financing activities of $139.6 million during the three months ended March 31, 2022 was primarily attributable to net proceeds of $129.2 million from the issuance of common stock as part of our IPO, net proceeds of $10.0 million from the issuance of common stock as part of a private placement and proceeds of $0.4 million from the exercise of stock options.

Contractual Obligations and Contingencies

We lease office and laboratory spaces in Gaithersburg and Rockville, Maryland and Redwood City, California, all under non-cancelable operating leases with terms that expire between 2030 and 2034 unless renewed. Rent expense is recorded on a straight-line basis over the terms of the leases.

In September 2021, we entered into a manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product CART-ddBCMA (the Lonza Agreement), whereby Lonza agreed to perform certain process and analytical development activities and to collaborate with the Company to develop a statement of work setting forth certain technology transfer and cGMP manufacturing activities relating to CART-ddBCMA. In February 2022, we entered into a statement of work (Lonza SOW), pursuant to the Lonza agreement, for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. The Lonza SOW expires December 31, 2024, unless earlier terminated by either party or unless extended due to certain delays or suspensions or by mutual agreement. The Lonza SOW was non-cancellable for the first six months of the term and carried minimum non-cancellable costs including upfront payments, milestone fees, and fixed monthly payments during the related period. Subsequent to the non-cancellable period, we may terminate the arrangement for any reason upon 12 months’ prior notification to Lonza. As of March 31, 2023, our minimum non-cancellable costs payable to Lonza was approximately $53.7 million.

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

Additionally, our contractual obligations and contingencies are described in detail in the notes to our consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2022 and in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates.

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or area reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023 except for those relating to Revenue and Income Taxes disclosed in Note 2 to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and disclosed below.

Revenue Recognition

We assess whether our collaboration agreements are subject to Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements (ASC 808) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards that depend on the commercial success of the joint operation activities. To the extent that the arrangement falls within the scope of ASC 808, we apply the unit of account guidance under ASC Topic 606, Revenue from Contracts with Customers (ASC 606), to identify distinct performance obligations, and then determine whether a customer relationship exists for each distinct performance obligation. If we determine whether a promised good or service within the arrangement is with a customer, we apply the guidance in ASC 606. If a portion of a distinct bundle of goods or services within an arrangement is not with a customer, then the unit of account is not within the scope of ASC 606, and the recognition and measurement of that unit of account shall be based on analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.

We recognize revenue when a customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation based on their estimated standalone selling prices. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimate of variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Variable consideration, such as milestone payments and consideration paid or payable to a collaboration partner, must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

The accounting for these arrangements requires us to develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. These estimates may include items such as forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it is satisfied at a point in time or over time. For performance obligations satisfied over time, we determine the appropriate measure of progress. The effect of any change made to the measure of progress and, therefore a change to revenue, would be recorded as a change in estimate.

Our collaborative arrangements can have one or more of the following forms of consideration: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) fees attributable to options to intellectual property; (v) cost-sharing or research and development (R&D) funding arrangements and (vi) profit and loss sharing. When a portion of non‑refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied. We classify contract liabilities as current when we expect to satisfy our performance obligations within one year, and noncurrent when we expect to satisfy those performance obligations in greater than one year. Fees attributable to options are deferred until the option expires or is exercised. Changes to collaboration agreements are assessed for whether they represent a modification or should be accounted for as a new contract.

Upfront Payments and License Fees

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Variable Consideration

Variable consideration is assessed at each reporting period as to whether it is not subject to future reversal of cumulative revenue and, therefore, should be included in the transaction price. Assessing the recognition of variable consideration requires judgment. Consideration paid or payable to a collaboration partner is estimated and included in the total transaction price. Variable consideration is included in the transaction price when the Company concludes that it is probable that a significant revenue reversal will not occur in future periods. Actual amounts of consideration ultimately received may differ from the Company’s estimates.

Cost-sharing

Under certain collaborative arrangements, the Company can be reimbursed for a portion of its research and development expenses or reimburse its collaboration partner for its research and development expenses. The Company estimates reimbursements to be received by a collaboration partner and reimbursements to be paid or payable to a collaboration partner as part of variable consideration. When these research and development services are paid to a collaboration partner, the Company reduces its contract liability.

Customer Options

Customer options, such as options granted to allow a licensee to extend a license or research term, to select additional research targets or to choose to research, develop and commercialize licensed compounds are evaluated at contract inception to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price of a material right when the underlying goods or services are both (i) similar to the original goods or services in the contract and (ii) provided in accordance with the terms of the original contract, we allocate the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are recognized as revenue when or as the related future goods or services are transferred or when the option expires.

Milestone Payments

At the inception of the arrangement, we evaluate whether the development or sales-based milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated value is included in the transaction price. Milestone payments that are not within our control or that of our collaboration partner, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development or sales-based milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would revenues in the period of adjustment.

We may earn milestones through achievement of pre-specified developmental or regulatory events and, as such, milestones are accounted for as variable consideration. Under the agreement currently in place, we do not consider these events to be within our control, but rather dependent upon the development activities of our collaborative partner and the decisions made by regulatory agencies. Accordingly, these milestones are not included in the transaction price until the counterparty, or third-party in the event of a regulatory submission, confirms the satisfaction or completion of the milestone triggering event. Given the high level of uncertainty of achievement, variable consideration associated with milestones are fully constrained. The value of these milestones is dictated within the contract and is fixed upon achievement and reflects the amount of consideration which we expect to be entitled to in exchange for the satisfaction of that milestone. The process of successfully discovering a new development candidate, having it approved and successfully commercialized is highly uncertain. As such, the milestone payments we may earn from our partners involve a significant degree of risk to achieve and therefore, subsequent milestone payments due us are recognized as revenue at the point in time when such milestones are achieved. For milestone revenues related to sales-based achievements, we recognize the milestone revenues in the corresponding period of the product sale, in accordance with the guidance of ASC 606-10-55-65 for contracts that include a license to intellectual property and the license is the predominant item to which the product sale relates.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from its collaborative arrangement.

The timing of revenue recognition and contract billings may differ and result in contract assets and contract liabilities. Contract assets represent revenues recognized in excess of amounts billed under collaboration agreements and are transferred to accounts receivable when billed or billing rights become unconditional. Contract liabilities represent billings in excess of revenues recognized under collaboration agreements.

Income taxes

We account for income taxes in accordance with ASC 740-10. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment. ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Interest and penalties are classified as a component of interest and other expenses. To date, we have not been assessed, nor paid, any interest or penalties. Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. We continue to maintain a full valuation allowance for our net deferred tax assets. Income tax expense for the three months ending March 31, 2023 relates to the revenue being recognized from the Kite Collaboration Agreement as discussed in Note 6 of these condensed consolidated financial statements included elsewhere in this report.

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

Recent Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2022 and in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business and industry are subject to significant risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could seriously harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $27.3 million for the quarter ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $346.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or early clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will need to obtain substantial additional funding to complete the development of our product candidates.

Investment in biopharmaceutical product development is highly risky because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities, whether internally or with third-party partners and collaborators and advance our product candidates through preclinical studies and clinical trials in order to obtain marketing approval. If we obtain marketing approval for any of our product candidates, we also expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company.

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

The material weakness and ineffective internal financial and accounting controls and procedures we identified could adversely impact our ability to report our financial results on a timely and accurate basis and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.Risks Related to

Risks Related to Development of Our Product Candidates

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

We have concentrated our research and development efforts on our ddCAR and ARC-SparX platforms, and our future success depends on the successful development of these platforms. Although there are other cell therapies and adapter platforms in clinical development, our platform technologies, including our D-Domain technology, have not been extensively tested over any significant period of time. In addition, while we believe that our platforms may be capable of overcoming certain challenges faced by conventional CAR-T therapies, we cannot be certain that our approach will result in the intended benefits or will not result in unforeseen negative consequences over time. As an example, we may not be able to identify D-Domain binders that can recognize certain antigen targets that we would like to pursue, or the development of the applicable D-Domain, ddCAR or SparX protein targeting such antigens may be too challenging or expensive to be commercially viable. We do not currently have any approved or commercialized products. As with other targeted therapies, off-tumor or off-target activity could delay development or require us to re-engineer or abandon a particular product candidate. There can be no assurance that any problems we experience in the future related to preclinical and clinical development of our novel platforms and our product candidates will not cause significant delays or unanticipated costs or that such problems can be solved. We may also experience delays in developing sustainable, reproducible and scalable manufacturing processes or transferring those processes to manufacturing partners or developing our own internal manufacturing capabilities, which may prevent us from completing our clinical trials or successfully commercializing our product candidates on a timely or profitable basis, if at all.

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

Our Phase 1 trials of ACLX-001 and ACLX-002 are intended to serve as clinical validation of our ARC-SparX platform as we seek to understand the pharmacokinetics, safety profile, and dosing strategy for future clinical development. Upon completion of the Phase 1 trials, we will leverage knowledge gained from these trials to further advance our AML/MDS programs utilizing ARC-SparX for a broader pipeline in this disease area. If we do not successfully complete the Phase 1 trials for ACLX-001 and ACLX-002 in a timely manner or fail to achieve favorable results from the trial, we may experience significant delays or other issues in advancing our other ARC-SparX product candidates, and our other discovery projects in AML/MDS and other tumor settings.

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
•
Delays in having patients complete their participation in a trial or return for post-treatment follow-up visits;
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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $533.6 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since March 31, 2023, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business and financial condition.

Legislation enacted on December 22, 2017, known as the Tax Cuts & Jobs Act (“TCJA”), significantly revises the Internal Revenue Code of 1986, as amended. The TCJA, as modified by tax provisions in the CARES Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the deduction for net operating losses (“NOLs”) to 80% of current year taxable income and elimination of NOL carrybacks, in each case for tax years beginning after 2020, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, creation of a base erosion and anti-abuse tax and modification or repeal of many business deductions and credits. Several aspects of the TCJA remain unclear and may not be clarified for some time. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation, as they were by the CARES Act. Notwithstanding the reduction in the corporate income tax rate, it is possible that the TCJA, the CARES Act, or regulations or interpretations under them, or any other future changes in tax laws, could adversely affect our business and financial condition, and such effect could be material.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) by 5-percent shareholders in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including tax credit carryforwards) to offset its post-change taxable income may be limited. As a result of our most recent private placements, our initial public offering, and other transactions that have occurred over the past three years, we experienced such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Under the TCJA, NOLs arising in tax years beginning after December 31, 2017 can only offset 80% of annual taxable income for tax years beginning after December 31, 2020, but can be carried forward indefinitely. Our use of net operating losses generated years beginning before January 1, 2018 will not be subject to the annual taxable income limitation and will continue to have a 20-year carryforward period. In addition, we will be unable to use our net operating loss carryforwards and tax credit carryforwards if we do not generate taxable income sufficient to offset our available net operating loss carryforwards and tax credit carryforwards prior to their expiration.

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, except as described below.

Under the TCJA, federal NOLs incurred in taxable years beginning after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs for taxable years beginning after 2020 is limited. In addition, under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. We performed an ownership change study of as December 31, 2022 and we determined that certain NOLs and research and developments tax credits for both federal and state purposes were severely limited and therefore we removed a significant amount of NOLs and research and development tax credits from our deferred tax assets. In the future we may experience additional ownership changes from future offerings or other changes in the ownership of our stock that could further limit the amount of NOLs or other tax attributes presented in our financial statements. In addition, state suspensions of the ability to use NOLs, and research credits such as California’s June 2020 temporary suspension and limitation on use of such attributes, may limit our ability to use our NOLs and research credits to offset state taxable income and taxes.

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

While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results. We have experienced and may in the future experience disruptions from COVID-19 to our business in a number of ways, including:

•
Delays in supply chain and manufacturing, including the closure of apheresis collection centers, suspension of cell transport, limitation1.9s on transfer of technology, shutdown of manufacturing facilities and delays in delivery of supplies and reagents;
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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, since March 2020, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, including guidance on conducting clinical trials during the pandemic, among others. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

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

We have entered into a Collaboration Agreement with Kite, and pursuant to the terms of that agreement, are dependent on Kite for certain development and commercialization activities with respect to certain of our product candidates.

In January 2023, we announced the closing of the Collaboration and License Agreement (Kite Collaboration Agreement) with Kite Pharma, Inc., a Gilead Company (Kite), pursuant to which we agreed to collaborate with Kite to co-develop and co-commercialize CART-ddBCMA and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in CART-ddBCMA, in each case for the treatment of multiple myeloma. We also granted Kite an option to include autologous CAR T-cell therapy products that utilize our ARC-SparX platform that are directed to BCMA, such as ACLX-001, as well as ARC-SparX products directed to CS1. Pursuant to the Kite Collaboration Agreement, we and Kite will jointly develop CART-ddBCMA and any next-generation autologous CAR-T cell therapy product for which we may exercise our option to co-promote with Kite (collectively, the Co-Promote Products) in accordance with mutually agreed development plans and development budgets. We will conduct the iMMagine-1 trial for CART-ddBCMA and Kite will conduct all other development of the other Co-Promote Products. Kite will be responsible for commercialization of CART-ddBCMA and such other MM products, outside the United States, to the extent they are approved by the applicable regulatory authorities. We cannot control whether Kite will devote sufficient attention or resources to this collaboration or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve any of the Co-Promote Products, Kite may elect not to proceed with the commercialization of the resulting product in one or more countries.

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

Additionally, if any future collaborator of ours is involved in a business combination, the collaborator might de-emphasize or terminate development or commercialization of any product candidate licensed to it by us. If one of our future collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

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

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, record keeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA, and by foreign health authorities in other countries. These regulations differ from country to country. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. To gain approval to market our product candidates, we must provide clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication. We have not yet obtained regulatory approval to market any of our product candidates in the United States or any other country. Our business depends upon obtaining these regulatory approvals. The FDA can delay, limit or deny approval of our product candidates for many reasons, including:

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

A company may request RMAT designation of its product candidate, which designation may be granted if the product meets the following criteria: (1) it is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites post-approval, if appropriate. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post- approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. RMAT designation does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. In March 2023, FDA issued a draft guidance on clinical trial considerations for supporting accelerated approval of oncology therapeutics, noting that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach for more robust efficacy and safety assessment. To the extent FDA requires us to amend the design of our clinical trials or requires additional trials to meet changes in the data requirements for approval, our clinical timelines and approval will be delayed, which can have an adverse effect on our business and operations.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approving our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign health authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover over payments to providers from three to five years. Legislators, regulators and third-party payers may continue to put forth proposals to reduce costs while expanding individual healthcare benefits, including proposals that impose additional limitations on the rates we will be able to charge for our product candidates, if approved, or the amount of reimbursement available for such approved products from governmental agencies or third-party payers. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic pre-approval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current pace and review timelines could be extended, including delays due to the COVID-19 pandemic, travel restrictions, or staffing shortages, any of which may cause the FDA to be unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including limited trading volume. In addition to the factors discussed in this Risk Factors section, and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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
•
Our failure to achieve product development goals in the time frames we announce;
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

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of each of the quarters ended March 31, 2022 and June 30, 2022 due to a material weakness in our internal control over financial reporting as of such dates. This material weakness has been remediated as of December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

There were no sales of unregistered securities by us during the quarter ended in March 31, 2023 that were not previously reported in current reports on Form 8-K filed with the SEC.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.		X	S-1	3.2	1/14/2022
3.2	Second Amended and Restated Bylaws of the Registrant, as currently in effect.		X	8-K	3.1	12/16/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.		X	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.		X	S-1/A	4.2	1/31/2022
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

Arcellx, Inc.

Date: May 8, 2023	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial and Accounting Officer