Form 10-Q/A
period 2023-03-31
Arcellx, Inc.
filed 2023-05-09
CIK 1786205

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

EXPLANATORY NOTE

Arcellx, Inc. (the “Company”) filed its Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”) with the Securities and

Exchange Commission (the “SEC”) on May 8, 2023. The Company is filing this Amendment No. 1 on Form 10-Q/A (i) to correct the

Section 302 Certifications filed in the Form 10-Q as Exhibits 31.1 and 31.2, which inadvertently omitted required language, (ii) to revise the Exhibit Index to clarify that Exhibits 31.1 and 31.2 are “filed” and not “furnished,” and (iii) to add to the Exhibit Index a material contract that was entered into in the first quarter of 2023, which contract was filed as an exhibit to the Company’s Annual

Report on Form 10-K for the year ended December 31, 2022.

Except as expressly set forth herein, this Form 10-Q/A does not reflect events occurring after the date of the Form 10-Q filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Other than the changes in exhibits referred to above, all other information in the Form 10-Q remains unchanged.

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

9. Leases

Operating Leases

In July 2022, the Company entered into a new operating lease agreement for 57,902 square feet of office and laboratory space in Rockville, Maryland for a term of approximately 12.9 years at inception with remaining undiscounted minimum lease payments of approximately $33.7 million as of March 31, 2023. The original Rockville lease contained annual rent escalation and rent abatement clauses as well as an allowance of approximately $12.1 million for tenant improvements. During the three months ending March 31, 2023, the landlord and the Company agreed to substitute $2.8 million of the tenant improvement allowance for cancellation of the rent abatement period. The change was accounted for as a lease modification and the Company recorded an increase in the right-of-use asset and lease liability of $1.3 million. The Company consulted a qualified third-party valuation specialist and determined an incremental borrowing rate of 10.2% to be used as the discount rate for re-measuring the related operating lease liabilities on the modification date. The Rockville lease provides for optional two five-year extensions. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

In May 2022, the Company entered into a new operating lease agreement for 51,822 square feet of office and laboratory space in Redwood City, California for a term of approximately 11.7 years at inception with remaining undiscounted minimum lease payments of approximately $55.4 million as of March 31, 2023. The Redwood City lease contains annual rent escalation and rent abatement clauses as well as an allowance of approximately $9.8 million for tenant improvements. The Redwood City lease provides for an optional five-year extension. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option. The Company consulted a qualified third-party valuation specialist and determined an incremental borrowing rate of 8.5% to be used as the discount rate for measuring the related operating lease liabilities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2023 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q/A, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a clinical-stage biotechnology company reimagining cell therapy through the development of innovative immunotherapies for patients with cancer and other incurable diseases. We believe cell therapies are one of the forward pillars of medicine, and our mission is to advance humanity by engineering cell therapies that are safer, more effective and more broadly accessible. Although cell therapies have shown benefits to date, cell therapies have historically been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional Chimeric Antigen Receptor T-cells (CAR-Ts). Existing cell therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be difficult to manufacture, beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can address these limitations by engineering a new class of D-Domain powered cell therapies, including classical single infusion CAR-Ts called “ddCARs” and dosable and controllable universal CAR-Ts called “ARC-SparX”, to address hematologic cancers, solid tumors, and indications outside of oncology, such as autoimmune diseases. Our lead program is a BCMA-targeting ddCAR product candidate called “CART-ddBCMA”, which is currently being evaluated in our pivotal Phase 2 “iMMagine-1” trial in patients with relapsed or refractory multiple myeloma (rrMM). We have partnered CART-ddBCMA with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement (as described in more detail in the section titled “Revenue" included in this Quarterly Report on Form 10-Q/A). We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials, ACLX-001, which targets BCMA in rrMM, and our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS).

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

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of March 31, 2023, we had cash and cash equivalents and marketable securities of $533.6 million. As of the date of filing this Quarterly Report on Form 10-Q/A, we have access to and control over all our cash, cash equivalents, and marketable securities, notwithstanding the recent adverse developments affecting various financial institutions, such as the closures of SVB, Signature Bank, and Silvergate Capital Corp.

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or area reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023 except for those relating to Revenue and Income Taxes disclosed in Note 2 to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q/A and disclosed below.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business and industry are subject to significant risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q/A, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could seriously harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This Quarterly Report on Form 10-Q/A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q/A. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control, including limited trading volume. In addition to the factors discussed in this Risk Factors section, and elsewhere in this Quarterly Report on Form 10-Q/A, these factors include:

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

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.		X	S-1	3.2	1/14/2022
3.2	Second Amended and Restated Bylaws of the Registrant, as currently in effect.		X	8-K	3.1	12/16/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.		X	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.		X	S-1/A	4.2	1/31/2022
10.1	Restricted Stock Unit Award Agreement between the Registrant and Rami Elghandour, dated January 31, 2023.		X	10-K	10.16	3/29/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

Arcellx, Inc.

Date: May 9, 2023	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial and Accounting Officer