Form 10-Q
period 2023-06-30
Arcellx, Inc.
filed 2023-08-14
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had 48,358,981 shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectations that the risk mitigation strategies implemented during the partial clinical hold on the iMMagine-1 trial, including modifications to the protocol and additional efforts will mitigate additional serious adverse events in the trial;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$303,665	$64,179
Marketable securities	202,819	190,656
Receivable from collaboration partner	29,431	—
Prepaid expenses and other current assets	22,155	12,028
Total current assets	558,070	266,863
Restricted cash	2,501	2,501
Property and equipment, net	22,285	11,231
Operating lease right-of-use assets	29,386	28,659
Prepaid research and development expenses and other long-term assets	11,286	4,563
Total assets	$623,528	$313,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,693	$9,053
Accrued liabilities	12,390	11,679
Contract liability	93,875	—
Operating lease liabilities, current portion	6,111	2,901
Finance lease liabilities, current portion	38,045	33,060
Total current liabilities	156,114	56,693
Operating lease liabilities, net of current portion	40,638	31,299
Finance lease liabilities, net of current portion	8,841	20,871
Contract liability, net of current portion	124,268	—
Total liabilities	329,861	108,863
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 200,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 or December 31, 2022	—	—
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 48,315,391 shares issued and outstanding as of June 30, 2023; 1,000,000,000 shares authorized and 44,105,981 shares issued and outstanding as of December 31, 2022	48	44
Additional paid-in capital	663,614	523,921
Accumulated other comprehensive loss	(7)	(221)
Accumulated deficit	(369,988)	(318,790)
Total stockholders’ equity	293,667	204,954
Total liabilities and stockholders’ equity	$623,528	$313,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Collaboration revenue	$14,302	$—	$32,213	$—

Operating expenses:
Research and development	28,327	22,083	61,258	40,139
General and administrative	15,535	9,207	30,972	17,241
Total operating expenses	43,862	31,290	92,230	57,380
Loss from operations	(29,560)	(31,290)	(60,017)	(57,380)
Other income (expense):
Interest income, net	6,304	521	10,772	574
Interest expense	(880)	(3)	(1,906)	(7)
Total other income	5,424	518	8,866	567
Loss before income taxes	(24,136)	(30,772)	(51,151)	(56,813)
Income tax (benefit) provision	(282)	—	47	—
Net loss	(23,854)	(30,772)	(51,198)	(56,813)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(93)	(218)	214	(242)
Comprehensive loss	$(23,947)	$(30,990)	$(50,984)	$(57,055)
Net loss per share attributable to common stockholders—basic and diluted	$(0.50)	$(0.84)	$(1.08)	$(1.98)
Weighted-average common shares outstanding—basic and diluted	48,106,528	36,609,772	47,441,647	28,729,029

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2022	44,105,981	$44	$523,921	$(318,790)	$(221)	$204,954
Issuance of common stock in accordance with Gilead Stock Purchase Agreement	3,478,261	4	115,266	—	—	115,270
Issuance of common stock upon exercise of stock options	34,713	—	374	—	—	374
Issuance of common stock from vesting of restricted stock units	222,433	—	—	—	—	—
Share-based compensation	—	—	10,156	—	—	10,156
Unrealized gain on marketable securities	—	—	—	—	307	307
Net loss	—	—	—	(27,344)	—	(27,344)
Balance as of March 31, 2023	47,841,388	$48	$649,717	$(346,134)	$86	$303,717
Issuance of common stock upon exercise of stock options	398,861	—	2,965	—	—	2,965
Issuance of common stock from vesting of restricted stock units	46,593	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	28,549	—	528			528
Share-based compensation	—	—	10,404	—	—	10,404
Unrealized loss on marketable securities	—	—	—	—	(93)	(93)
Net loss	—	—	—	(23,854)	—	(23,854)
Balance as of June 30, 2023	48,315,391	$48	$663,614	$(369,988)	$(7)	$293,667

	Redeemable Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Stockholders' Equity (Deficit)
Balance as of December 31, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)
Issuance of common stock (initial public offering),net of transaction costs of $15,029	—	—	—	—	—	—	9,487,500	9	127,274	—	—	127,283
Issuance of common stock (private placement), net of transaction costs of $42	—	—	—	—	—	—	590,318	1	9,957	—	—	9,958
Conversion of preferred stock to common stock	(5,413,272)	(28,894)	(8,975,585)	(85,367)	(10,396,707)	(119,118)	24,785,564	25	233,354	—	—	233,379
Issuance of common stock from vesting of restricted stock units	—	—	—	—	—	—	24,889	—	107	—	—	107
Exercise of stock options	—	—	—	—	—	—	286,283	—	307	—	—	307
Share-based compensation	—	—	—	—	—	—	—	—	4,481	—	—	4,481
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	—	—	—	—	(26,041)	—	(26,041)
Balance as of March 31, 2022	—	$—	—	$—	—	$—	35,718,764	$36	$384,095	$(156,152)	$(44)	$227,935
Issuance of common stock (follow-on offering), net of transaction costs of $8,081	—	—	—	—	—	—	8,050,000	8	120,711	—	—	120,719
Issuance of common stock from vesting of restricted stock units	—	—	—	—	—	—	13,294	—	11	—	—	11
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	5,944	—	—	5,944
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	(218)	(218)
Net loss	—	—	—	—	—	—	—	—	—	(30,772)	—	(30,772)
Balance as of June 30, 2022	—	$—	—	$—	—	$—	43,782,058	$44	$510,761	$(186,924)	$(262)	$323,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(51,198)	$(56,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	871	565
Amortization of operating lease right-of-use assets	569	272
Finance lease right-of-use asset expensed	1,262	—
Amortization of premiums and discounts on marketable securities	(4,689)	38
Share-based compensation	20,560	10,425
Changes in operating assets and liabilities:
Receivable from collaboration partner	(29,431)	—
Prepaid expenses and other current and non-current assets	(16,817)	(17,170)
Accounts payable and other current liabilities	(3,797)	5,667
Accrued liabilities	(1,596)	1,737
Operating lease liabilities	10,281	145
Contract liability	233,412	—
Net cash provided by (used in) operating activities	159,427	(55,134)
Cash flows from investing activities
Purchases of property and equipment	(8,208)	(616)
Purchases of marketable securities	(162,144)	(119,374)
Proceeds from maturities of marketable securities	154,850	50,114
Net cash used in investing activities	(15,502)	(69,876)
Cash flows from financing activities
Proceeds from issuance of common stock in accordance with Gilead Stock Purchase Agreement	100,000	—
Proceeds from issuance of common stock (initial public offering), net of transactions costs	—	129,156
Proceeds from issuance of common stock (private placement), net of transactions costs	—	9,958
Proceeds from issuance of common stock (follow-on offering), net of transactions costs	—	121,535
Proceeds from exercise of stock options	3,340	429
Proceeds from stock issued pursuant to employee stock purchase plan	528	—
Payments under finance leases	(8,307)	(59)
Net cash provided by financing activities	95,561	261,019
Net increase in cash and cash equivalents and restricted cash	239,486	136,009
Cash and cash equivalents and restricted cash, beginning of the year	66,680	31,032
Cash and cash equivalents and restricted cash, end of the period	$306,166	$167,041

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$212	$—

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$3,323	$35
Deferred offering costs included in accounts payable and accrued liabilities	$—	$816

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

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $370.0 million as of June 30, 2023. The Company has relied on its ability to fund its operations through private and public equity financings and its recent collaboration and license agreement with Kite Pharma, Inc (Kite), a Gilead Sciences, Inc. (Gilead) company. In January 2023, the Company received in the aggregate $325.0 million in cash which consisted of $100.0 million related to a private placement from the sale of the Company’s common stock to Gilead and a $225.0 million non-refundable, upfront payment related to the closing of its Collaboration and License Agreement (Kite Collaboration Agreement) with Kite. See Note 6 Collaboration Agreement.

As of June 30, 2023, the Company had $506.5 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these financial statements.

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period. The balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023.

The accompanying condensed consolidated financial statements include the accounts of Arcellx, Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company and Smaller Reporting Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. The Company has elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply.

On the last business day of the second quarter in 2023, the aggregate market value of the Company’s shares of common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, the Company will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an emerging growth company as defined in the JOBS Act. The Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. Effective December 31, 2023, due to large accelerated filer status, the Company will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies, subject to a transition period that allows for the Company to use smaller reporting company scaled disclosure for the Company’s Annual Report on Form 10-K for the year ending December 31, 2023. The Company will adopt any accounting pronouncements deferred under the extended transition period election on or before December 31, 2023.

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

The Company is required to maintain cash collateral on deposit in segregated money market bank accounts as a condition of its lease agreements on its properties, equal to the required security deposit amounts. These amounts, together with restricted cash at June 30, 2023 and 2022 representing cash balances are presented as non-current restricted cash on the accompanying consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$303,665	$164,540
Restricted cash	2,501	2,501
Total	$306,166	$167,041

Marketable Securities

Securities are classified at the time of purchase, based on management’s intention, as debt securities held-to-maturity, debt securities available-for-sale, trading account securities or equity securities. Debt securities held-to-maturity are those that management has the positive intent and ability to hold until maturity. Debt securities held-to-maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments. Debt securities available-for-sale represent all securities not classified as either held-to-maturity, trading, or equity. Debt securities available-for-sale are carried at estimated fair value with unrealized holding gains and losses (net of related tax effects) on such securities excluded from earnings, but included as a separate component of stockholders’ equity, titled “Accumulated other comprehensive income (loss).” The cost of securities sold is determined using the specific-identification method. Security transactions are recorded on a trade-date basis.

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

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Our held-to-maturity securities in the Company’s portfolio are either issued by U.S. government agencies or are highly rated short term corporate bonds; U.S government agency bonds are either explicitly or implicitly guaranteed by the U.S government. The Company’s investment in short-term bonds is in a net gain position and the expectation is that any unrecognized losses will be recovered by maturity; therefore, the expectation of nonpayment is zero.

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

The Company has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. Accrued interest receivable totaled $1.2 million and $0.5 million at June 30, 2023 and December 31, 2022, respectively and is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$287,011	$—	$—
Money market fund (long-term restricted cash)	2,501	—	—
Marketable securities:
Commercial paper	—	104,027	—
Corporate debt	—	21,308	—
Government agency	—	77,484	—
Total assets measured at fair value	$289,512	$202,819	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$57,697	$—	$—
Money market fund (long-term restricted cash)	2,501	—	—
Marketable securities:
Commercial paper	—	129,810	—
Corporate debt	—	11,866	—
Government agency	—	48,980	—
Total assets measured at fair value	$60,198	$190,656	$—

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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the six months ended June 30, 2023 or the year ended December 31, 2022.

4. Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$104,028	$—	$—	$104,028
Corporate debt	21,332	7	(32)	21,307
Government agency	77,466	36	(18)	77,484
Total	$202,826	$43	$(50)	$202,819

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$129,810	$—	$—	$129,810
Corporate debt	11,923	—	(57)	11,866
U.S. government agency	49,144	9	(173)	48,980
Total	$190,877	$9	$(230)	$190,656

All of the Company’s available-for-sale debt marketable securities held as of June 30, 2023 had contractual maturities of less than one year. The Company had 7 securities in an unrealized loss position with an aggregate related fair value of $49.4 million as of June 30, 2023. All securities in an unrealized loss position as of June 30, 2023 had been in a loss position for less than 12 months. Unrealized losses on available-for-sale marketable securities as of June 30, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the three or six months ended June 30, 2023. The Company does not intend to sell these securities or expect to be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid research and development costs	$9,354	$8,361
Other prepaid expense and current assets	12,801	3,667
Total prepaid expenses and other current assets	$22,155	$12,028

6. Collaboration Agreement

In December 2022, the Company entered into the Kite Collaboration Agreement, a Common Stock Purchase Agreement with Gilead (Gilead SPA) and a Standstill Agreement with Gilead (Standstill Agreement). Upon closing in January 2023, Kite made an upfront payment of $225.0 million and obtained a license to co-develop and co-commercialize CART-ddBCMA, and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in CART-ddBCMA, in each case for the treatment of multiple myeloma. The Company also granted Kite the ability to negotiate a development and commercialization license for the inclusion of a limited number of pre-specified additional autologous CAR-T-cell therapy products for the treatment of multiple myeloma, which can only be exercised by Kite after the Company provides to Kite a phase 1 clinical study report.

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

Stock Purchase Agreement and Standstill Agreement

In connection with the Kite Collaboration Agreement and upon its closing in January 2023, Gilead made an equity investment of $100.0 million by purchasing 3,478,261 shares of Arcellx common stock at a fixed per share price of $28.75 pursuant to the Gilead SPA, which represented a $15.3 million discount on the sale of the Company’s common stock based on the share price on the date of closing. Pursuant to the terms of the Standstill Agreement, Gilead has agreed not to, without the Company’s prior written consent and subject to certain conditions and exceptions, among other things, directly or indirectly acquire additional shares of the Company’s outstanding equity securities, seek or propose a tender or exchange offer, merger or other business combination involving the Company, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company, collectively, the Standstill Restrictions. These Standstill Restrictions will expire on the 18-month anniversary of the Gilead SPA.

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

Transaction Price

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if there is a significant benefit of financing. The Company assessed our collaboration agreements and concluded that no significant financing components were present. The Company’s assessment of the transaction price upon the signing of the Kite Collaboration Agreement included an analysis of the amounts it expects to receive, which as of June 30, 2023 totaled $175.8 million. The transaction price consists of fixed consideration of $220.9 million offset by a variable consideration of $45.1 million. Variable consideration results from net amounts expected to be paid to Kite over the course of the contract and are subject to change. Fixed consideration includes a reduction of a $15.3 million deemed discount on the shares sold to Gilead as they were sold at a price less than the closing price of the Company’s stock on the expiration date of the antitrust waiting period. There were no material direct transaction costs related to the transaction.

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

Cost-sharing Reimbursements

The CART-ddBCMA therapy product is intended to be developed through at least three research and development and clinical trial programs, iMMagine-1, iMMagine-2, and iMMagine-3, where the Company’s research and development obligations under the Kite Collaboration Agreement, other than certain items expressly set forth in the Kite Collaboration Agreement, includes a co-share of 50/50 (with respect to the iMMagine-1 and iMMagine-2 trials) and 40/60 (with respect to certain aspects of the iMMagine-3 trial) of the joint development costs associated with CART-ddBCMA and any other Co-Promote Products. Kite will be conducting and paying for all activities relating to the iMMagine-2 and 3 trials and the Company will reimburse Kite from 40% to 50% of these costs. Reimbursement costs expected to be received from Kite or paid to Kite represent variable consideration and is included in the estimated transaction price. The Company uses the expected value method to estimate variable consideration and updates estimates at each reporting date.

Q2 Activity

As of June 30, 2023, receivable from collaboration partner totaled $29.4 million, which consists of reimbursable costs. Revenue recognized is presented as collaboration revenue in the condensed consolidated financial statements. As of June 30, 2023 the balances in contract liability were as follows (in thousands):

Contract liability	June 30, 2023
Fixed transaction price	$220,925
Reimbursable costs for the six months ended June 30, 2023	29,431
Less: revenue recognized as of June 30, 2023	(32,213)
Total contract liability	218,143
Less: current portion	(93,875)
Noncurrent portion	$124,268

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

As of June 30, 2023, the Company’s minimum non-cancellable costs payable to Lonza was approximately $58.7 million, of which $37.9 million is reflected in the current finance lease liabilities, $2.7 million in accrued liabilities, and $3.3 million in accounts payable. Variable costs under this arrangement include materials, external testing, and other services. The Company paid $9.8 million and $20.6 million under this arrangement during the three and six months ended June 30, 2023, respectively. The Company paid $2.8 million and $10.9 million under this arrangement during the three and six months ended June 30, 2022, respectively.

Commercial and Development Milestones

In addition to the arrangement with Lonza, we have entered into other contracts in the normal course of business with CROs, CMOs, and other third parties for preclinical research studies and testing, clinical trials, and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. For such contracts, payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. We have also entered into agreements with certain vendors for the provision of goods and services, which include manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. In addition, certain agreements with our CMOs and third-party vendors contain (a) development and commercial milestone payments and low single-digit royalties on worldwide net sales for certain products we sell that incorporate certain goods provided by our manufacturers and suppliers, (b) development milestones of up to $28.8 million in the aggregate and (c) commercial milestones of up to $52.0 million in the aggregate, along with royalty buyout provisions.

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of June 30, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with its executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of June 30, 2023, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research and development accrued expenses	$4,721	$3,201
Accrued bonus	2,645	5,347
Other liabilities	5,024	3,131
Total accrued liabilities	$12,390	$11,679

9. Leases

Operating Leases

In July 2022, the Company entered into a new operating lease agreement for 57,902 square feet of office and laboratory space in Rockville, Maryland for a term of approximately 12.9 years at inception with remaining undiscounted minimum lease payments of approximately $33.7 million as of June 30, 2023. The original Rockville lease contained annual rent escalation and rent abatement clauses as well as an allowance of approximately $12.1 million for tenant improvements. During the six months ended June 30, 2023, the landlord and the Company agreed to substitute $2.8 million of the tenant improvement allowance for cancellation of the rent abatement period. The change was accounted for as a lease modification and the Company recorded an increase in the right-of-use asset and lease liability of $1.3 million. The Company consulted a qualified third-party valuation specialist and determined an incremental borrowing rate of 10.2% to be used as the discount rate for re-measuring the related operating lease liabilities on the modification date. The Rockville lease provides for optional two five-year extensions. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

In May 2022, the Company entered into a new operating lease agreement for 51,822 square feet of office and laboratory space in Redwood City, California for a term of approximately 11.7 years at inception with remaining undiscounted minimum lease payments of approximately $54.8 million as of June 30, 2023. The Redwood City lease contains annual rent escalation and rent abatement clauses as well as an allowance of approximately $9.8 million for tenant improvements. The Redwood City lease provides for an optional five-year extension. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option. The Company consulted a qualified third-party valuation specialist and determined an incremental borrowing rate of 8.5% to be used as the discount rate for measuring the related operating lease liabilities.

The Company also leases office and laboratory space in Gaithersburg, Maryland that has a term that expires in 2030 unless renewed. This operating lease agreement contains rent escalation, rent abatement clauses, tenant improvement allowances, and optional renewal clauses.

All three operating leases include variable lease payments, which are primarily related to common area maintenance, taxes, and utility charges. The Company also has short-term operating leases with a term of one year or less.

Finance Leases

The Lonza SOW entered into in February 2022 with Lonza contains an embedded lease as the Company has the exclusive use of, and control over, a portion of the manufacturing facility and equipment of the supplier during the contractual term of the manufacturing arrangement. Lease commencement occurred during the three months ended September 30, 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under the Company’s exclusive use and control. The arrangement provides the Company the ability to early terminate for any reason upon 12 months prior notification to Lonza. The Company did not consider it reasonably certain it would terminate the arrangement when determining the lease term. The arrangement expires in December 2024.

The Company elected the practical expedient to combine the lease component and the non-lease components associated with the lease component as a single lease component, except as related to the non-lease component associated with purchase of inventory. The related ROU assets represent assets acquired for research and development activities with no alternative future use and therefore were immediately expensed.

The terms and conditions included in the Lonza SOW are subject to change due to the nature of the services provided under the manufacturing arrangement. The Company evaluated such changes during the six months ended June 30, 2023 and determined they resulted in a modification of the existing lease. The Company remeasured and reallocated the remaining consideration in the contract and reassessed the classification at the modification date.

The Company’s total lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease costs:
Right-of-use assets with no alternative future use	$(443)	$—	$1,262	$—
Amortization of right-of-use assets	25	—	50	—
Interest on lease liabilities	880	—	1,906	—
Operating lease costs	1,354	664	3,068	827
Short-term lease costs	8	380	16	757
Variable lease costs	1,707	152	3,142	166
Total lease costs	$3,531	$1,196	$9,444	$1,750

Future minimum lease payments were as follows (in thousands) as of June 30, 2023:

	Operating Leases	Finance Leases
Remainder of 2023	$2,830	$24,616
2024	7,554	24,722
2025	8,161	—
2026	8,412	—
2027	8,672	—
2028	8,939	—
Thereafter	49,934	—
Total lease payments	94,502	49,338
Less:
Tenant improvement incentive	(12,864)	—
Imputed interest	(34,889)	(2,452)
Present value of total lease liabilities	$46,749	$46,886

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,286	$—
Operating cash flows from operating leases	1,519	773
Financing cash flows from finance leases	8,307	—
Right-of-use assets obtained in exchange for new finance lease liabilities	1,702	—
Right-of-use assets obtained in exchange for new operating lease liabilities	1,296	27,722

Weighted-average remaining lease terms and discount rates were as follows as of June 30, 2023:

Weighted-average remaining lease term — finance leases	1.5 years
Weighted-average remaining lease term — operating leases	10.8 years
Weighted-average discount rate — finance leases	10.6%
Weighted-average discount rate — operating leases	9.1%

10. Redeemable Convertible Preferred Stock and Stockholders' Equity

"At-the-Market" Offering Program

In May 2023, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market (ATM) offering program under which the Company may issue and sell, from time to time and at management’s sole discretion, shares of the Company’s common stock, in an aggregate offering amount of up to $350.0 million. No sales of the Company stock have been made under this arrangement as of June 30, 2023.

Gilead SPA

On January 26, 2023, the Company issued and sold an aggregate of 3,478,261 shares of common stock in a private placement to Gilead at a price of $28.75 per share for an aggregate purchase price of $100.0 million. The shares were sold pursuant to the Gilead SPA in connection with the Kite Collaboration Agreement and the transaction is considered part of the arrangement. The shares were sold at a discount of $4.39 per share as compared to the closing price of the stock on the date of the expiration of anti-trust provisions and accordingly, the $15.3 million discount is reflected as an increase to additional paid-in capital and decrease to the total fixed transaction price in the arrangement. See Note 6 - Collaboration Agreement.

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. As of the date of the filing of this Quarterly Report on Form 10-Q, no dividends have been declared or paid by the Company.

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

As of June 30, 2023, the aggregate number of shares of common stock that were able to be issued pursuant to equity awards under the 2022 Plan was 6,502,174 shares, which included shares subject to awards granted under the 2017 Plan that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300). The number of shares of common stock reserved for issuance under the 2022 Plan is cumulatively increased on the first day of each fiscal year, which began with the Company’s 2023 fiscal year and will end on the ten year anniversary of the date the Company’s board of directors approved the 2022 Plan by an amount equal to the least of (i) 6,502,174 shares, (ii) 5% of the total number of shares of common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a lesser number of shares determined by the administrator of the 2022 Plan.

Share-based compensation expense by type of award was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options	$4,992	$4,398	$9,907	$7,428
Restricted stock units	3,064	948	5,941	1,645
Restricted stock units - chief executive officer	2,205	598	4,411	1,352
ESPP	143	—	301	—
Total share-based compensation expense	$10,404	$5,944	$20,560	$10,425

Share-based compensation expense as reflected in the condensed consolidated statement of operations and comprehensive loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$2,712	$2,440	$5,403	$3,723
General and administrative	7,692	3,505	15,157	6,702
Total share-based compensation expense	$10,404	$5,944	$20,560	$10,425

Stock Options

Stock options granted under the 2017 Plan and the 2022 Plan vest over one to four years and expire after 10 years. The Company uses the Black Scholes option pricing model to determine the grant date fair value of stock options.

A summary of stock option activity for awards under the 2017 Plan and the 2022 Plan is presented below:

	Options Outstanding and Exercisable
	Shares Subject to Outstanding Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2023	8,053,704	$9.59	8.3	$172,294
Options Granted	890,358	31.56
Options Forfeited	(18,816)	10.86
Options Exercised	(433,574)	7.70
Outstanding as of June 30, 2023	8,491,672	$11.98	8.0	$167,173
Exercisable as of June 30, 2023	3,907,821	$8.00	7.3	$92,299
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of June 30, 2023.

Restricted Stock Units (RSUs)

RSUs granted under the 2022 Plan generally vest annually over three or four years. The Company uses the market price of the Company’s common shares on the date of grant to determine the fair value of RSUs.

A summary of RSU activity for awards under the 2022 Plan, excluding the 2023 RSU Award and 2021 RSU Award (each defined below) granted to the chief executive officer, is presented below:

	Shares Subject to Outstanding Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	927,954	$17.20
RSUs Granted	790,233	31.56
RSUs Vested	(269,026)	16.72
RSUs Forfeited	(22,578)	22.77
Outstanding as of June 30, 2023	1,426,583	$25.16

Restricted Stock Units - Chief Executive Officer

2023 RSU Award

In January 2023, the Company granted 495,000 RSUs (the 2023 RSU Award) to its chief executive officer. The 2023 RSU Award has two different scenarios to vesting. The first vesting scenario is subject to service and market conditions. The second vesting scenario adds a performance condition. Each RSU granted in the 2023 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. All 495,000 RSUs were outstanding and no RSUs were vested as of June 30, 2023.

Service Condition

The service condition to vesting of the 2023 RSU Award requires the chief executive officer’s continued employment with the Company through the achievement of any of the performance and market conditions.

Performance Condition

The performance condition to vesting of the 2023 RSU Award requires the consummation of a change in control event.

Market Condition

The market condition to vesting of the 2023 RSU Award involves evaluating Company market value thresholds depending upon which of the two vesting scenarios is applicable at the time of measurement.

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

The Company determined the fair value of the 2023 RSU Award using third-party valuation reports. The Company considered several objective and subjective factors, including weighted probability of various scenarios, operating and financial performance, and general and industry-specific economic outlook, among other factors. The assumptions used in the Monte Carlos simulation models to determine the grant date fair value of the 2023 RSU Award for the two vesting scenarios were as follows:

	Semi-Annual Measurement	Change in Control
Time to award end date	10 years	5 years
Equity volatility	75.0%	75.0%
Risk-free interest rate	3.8%	3.9%
Fair value of the 2023 RSU award (in thousands)	$13,811	$10,999

The Company began recognizing share-based compensation expense using a fair value of $13.8 million on an accelerated attribution basis over a 10 year anticipated service period according to the semi-annual measurement scenario. The performance condition under the change in control scenario was not deemed probable as of June 30, 2023. The Company recognized $1.6 million and $3.2 million in share-based compensation expense related to the 2023 RSU Award during the three and six months ended June 30, 2023, respectively.

2021 RSU Award

In June 2021, the Company granted 952,804 RSUs (the 2021 RSU Award) to its chief executive officer. The 2021 RSU Award is subject to service, performance, and market conditions. In December 2021, the Company added alternative performance conditions for vesting of the same RSUs. These additional performance conditions provided alternative paths to vesting from the 2021 RSU Award; its vesting conditions remained the same, i.e., the original award was not modified.

Each RSU granted in the 2021 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. All 952,804 RSUs were outstanding and no RSUs were vested as of June 30, 2023 and December 31, 2022.

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

Upon completion of the IPO in February 2022, the IPO performance condition of the 2021 RSU Award was satisfied and the Company began recognizing share-based compensation expense on an accelerated attribution basis over the 10-year anticipated service period based on a $10.3 million aggregate fair value according to the IPO scenario. No other performance condition was deemed probable as of June 30, 2023. The Company recognized $0.6 million and $1.4 million in share-based compensation expense related to this award during the three and six months ended June 30, 2023 and 2022, respectively.

12. Income Taxes

The Company has recorded an income tax benefit of $0.3 million and zero for the three and six months ended June 2023 and 2022, respectively, and zero for the same periods in 2022.

Based on the available objective evidence during the three and six months ended June 30, 2023, the Company believes it is more likely than not that the tax benefits of U.S. losses incurred during prior years may not be realized. Accordingly, the Company did not record the tax benefits of U.S. losses previously incurred as of June 30, 2023. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	8,491,672	8,227,026	8,491,672	8,227,026
Unvested shares of restricted common stock from early exercises	—	4,526	—	4,526
Restricted stock units	1,426,583	828,404	1,426,583	828,404
Restricted stock units - executive officer	1,447,804	952,804	1,447,804	952,804
Employee Stock Ownership Plan (ESPP)	6,688	—	6,688	—
Total	11,372,747	10,012,760	11,372,747	10,012,760

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a clinical-stage biotechnology company reimagining cell therapy through the development of innovative immunotherapies for patients with cancer and other incurable diseases. We believe cell therapies are one of the forward pillars of medicine, and our mission is to advance humanity by engineering cell therapies that are safer, more effective and more broadly accessible. Although cell therapies have shown benefits to date, cell therapies have primarily been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional Chimeric Antigen Receptor T-cells (CAR-Ts). Existing cell therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be difficult to manufacture, beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can address these limitations by engineering a new class of D-Domain powered cell therapies, including classical single infusion CAR-Ts called “ddCARs” and dosable and controllable universal CAR-Ts called “ARC-SparX”, to address hematologic cancers, solid tumors, and indications outside of oncology, such as autoimmune diseases.

Our lead program is a BCMA-targeting ddCAR product candidate called “CART-ddBCMA”, which is currently being evaluated in our pivotal Phase 2 “iMMagine-1” trial in patients with relapsed or refractory multiple myeloma (rrMM). We have partnered CART-ddBCMA with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement (as described in more detail in the section below titled “Components of Results of Operations - Revenue" included in this Quarterly Report on Form 10-Q). We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials, ACLX-001, which targets BCMA in rrMM, and our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS).

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $51.2 million and $56.8 million for the six months ended June 30, 2023 and 2022, respectively. Our accumulated deficit totaled $370.0 million as of June 30, 2023. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and investments in marketable securities are adequate to fund operations into 2026.

Recent Financings

In May 2023, we entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market offering program under which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $350.0 million. Stifel acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction from us. We will pay Stifel up to 3.0% of the gross proceeds from the sales of any common stock sold pursuant to the Sales Agreement and have agreed to provide Stifel with customary indemnification and contribution rights, plus reimbursement for specified expenses it incurred in connection with entering into the agreement. No sales of our common stock have been made under this arrangement as of June 30, 2023.

In January 2023, we issued and sold 3,478,261 shares of our common stock to Gilead Sciences, Inc. (Gilead) for an aggregate purchase price of $100.0 million pursuant to a Common Stock Purchase Agreement (Gilead SPA) executed in connection with the Kite Collaboration Agreement.

Recent Developments

On August 14, 2023, we announced the U.S. Food and Drug Administration (FDA) had lifted the partial clinical hold that had been placed on our Phase 2 “iMMagine-1” trial evaluating CART-ddBCMA in patients with rrMM. The initial notice of clinical hold, announced on June 19, 2023, followed a recent patient death, which involved one clinical trial site treating a patient who was not eligible for CART ddBCMA infusion and subsequently managing the patient in a manner conflicting with our trial protocol. We recently received the final autopsy report for that patient, which identified the cause of death as a hemorrhage due to bone marrow biopsy. The hold was lifted after we aligned with the FDA on modifications to the trial protocol related to the prevention and management of the risk of adverse events within the trial. As a key effort to enhance protocol adherence, we retrained clinical sites. Additionally, the FDA has allowed an expansion of treatment options for therapies that subjects in our trial are permitted to receive between apheresis and CAR-T infusion (also known as bridging therapies), which better aligns our protocol with current clinical practice.

We are working with our partners at Kite to resume screening and enrollment in iMMagine-1. Importantly, during the partial clinical hold, we continued to dose patients as the FDA had authorized dosing of 17 patients who were enrolled in the trial but had not yet been dosed prior to the clinical hold. We expect to present preliminary data from the iMMagine-1 trial in the second half of 2024. Additionally, alongside Kite, we plan to initiate enrollment of the iMMagine-2 trial following the completion of enrollment for the iMMagine-1 trial.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue consists of recognition of revenue from our collaboration with Kite for our research and development performed under the arrangement, recognized on a cost-to cost percentage of completion basis applied to the total estimated transaction price. In the future, we may generate revenue from payments received under this arrangement, and may recognize revenue from other collaboration agreements, including payments of upfront fees, license fees, milestone-based payments, and reimbursements for research and development efforts. As previously noted, we have executed a collaboration agreement with Kite and anticipate generating revenue under the arrangement subject to the total estimated transaction price as discussed in Note 6 - Collaboration Agreement in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially in the foreseeable future as we continue to advance CART-ddBCMA through clinical development, the regulatory approval process and, if approved, commercial launch activities; initiate or continue to advance our ARC-SparX product candidates, including expanding ACLX-001 and ACLX-002; continue to discover and develop additional product candidates to expand our pipeline; maintain, expand, protect, and enforce our intellectual property portfolio; and hire additional personnel.

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
•
Existence of, and our ability to identify, an addressable patient population for our product candidates;
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

Other Income

Other income consists primarily of accretion of investments purchased at discounts, interest earned on our cash and cash equivalents, restricted cash, and marketable securities and interest expense related to our finance lease obligations.

Income Tax Provision (Benefit)

The Company has recorded an income tax benefit of $0.3 million and zero for the three and six months ended June 2023 and 2022, respectively, and zero for the same periods in 2022.

Based on the available objective evidence during the three and six months ended June 30, 2023, the Company believes it is more likely than not that the tax benefits of U.S. losses incurred during prior years may not be realized. Accordingly, the Company did not record the tax benefits of U.S. losses previously incurred as of June 30, 2023. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three months ended June 30,
	2023	2022	$ Change
Collaboration revenue	$14,302	$—	$14,302
Operating expenses:
Research and development	28,327	22,083	6,244
General and administrative	15,535	9,207	6,328
Total operating expenses	43,862	31,290	12,572
Loss from operations	(29,560)	(31,290)	1,730
Interest income, net	6,304	521	5,783
Interest expense	(880)	(3)	(877)
Other income, net	5,424	518	4,906
Loss before income taxes	(24,136)	(30,772)	6,636
Income tax benefit	(282)	-	(282)
Net loss	$(23,854)	$(30,772)	$6,918

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Three months ended June 30,
	2023	2022	$ Change
External costs:
CART-ddBCMA	$13,830	$9,090	$4,740
ACLX-001	718	2,348	(1,630)
ACLX-002	1,504	1,101	403
Other research and development costs	785	3,135	(2,350)
Total external costs	16,837	15,674	1,163
Internal costs	11,490	6,409	5,081
Total research and development expenses	$28,327	$22,083	$6,244

Research and development expenses were $28.3 million for the three months ended June 30, 2023 compared to $22.1 million for the three months ended June 30, 2022, an increase of $6.2 million. The increase in total research and development expenses was primarily due to higher external costs associated with our multiple myeloma program CART-ddBCMA totaling $4.7 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, offset by reductions in costs relating to our ACLX-001 program and in other preclinical pipeline programs. The increase in internal costs of $5.1 million is primarily due to higher personnel-related costs totaling $3.0 million and higher facility and equipment costs of $1.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses were $15.5 million for the three months ended June 30, 2023 compared to $9.2 million for the three months ended June 30, 2022, an increase of $6.3 million. This was primarily due to an increase of $5.1 million in personnel-related costs primarily consisting of a $4.2 million increase in stock-based compensation and an increase of $1.2 million in professional fees related to consulting, legal, insurance, accounting and audit services. S

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Collaboration revenue	$32,213	$—	$32,213
Operating expenses:
Research and development	61,258	40,139	21,119
General and administrative	30,972	17,241	13,731
Total operating expenses	92,230	57,380	34,850
Loss from operations	(60,017)	(57,380)	(2,637)
Interest income, net	10,772	574	10,198
Interest expense	(1,906)	(7)	(1,899)
Other income, net	8,866	567	8,299
Loss before income taxes	(51,151)	(56,813)	5,662
Income tax provision	47	-	47
Net loss	$(51,198)	$(56,813)	$5,615

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
External costs:
CART-ddBCMA	$33,913	$17,112	$16,801
ACLX-001	1,380	4,070	(2,690)
ACLX-002	2,369	2,393	(24)
Other research and development costs	1,694	5,557	(3,863)
Total external costs	39,356	29,132	10,224
Internal costs	21,902	11,007	10,895
Total research and development expenses	$61,258	$40,139	$21,119

Research and development expenses were $61.3 million for the six months ended June 30, 2023 compared to $40.1 million for the six months ended June 30, 2022, an increase of $21.2 million. The increase in total research and development expenses was primarily due to higher external costs associated with our multiple myeloma program CART-ddBCMA totaling $16.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, offset by reductions in costs relating to our ACLX-001 program and in other preclinical pipeline programs. The increase in internal costs of $10.9 million is primarily due to higher personnel-related costs totaling $8.5 million and higher facility and equipment costs of $2.3 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses were $31.0 million for the six months ended June 30, 2023 compared to $17.2 million for the six months ended June 30, 2022, an increase of $13.8 million. This was primarily due to an increase of $10.7 million in personnel-related costs primarily consisting of a $8.5 million increase in stock-based compensation and an increase of $1.6 million in professional fees related to consulting, legal, insurance, accounting and audit services.

0, 2021, an increase of $16.el related costs due to an increase in headcount, $4.3 mill

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $506.5 million. As of the date of filing this Quarterly Report on Form 10-Q, we have access to and control over all our cash, cash equivalents, and marketable securities.

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

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and investments in marketable securities are adequate to fund operations into 2026.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$159,427	$(55,134)
Net cash used in investing activities	(15,502)	(69,876)
Net cash provided by financing activities	95,561	261,019
Net increase in cash, cash equivalents, and restricted cash	$239,486	$136,009

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2023 of $159.4 million was primarily attributable to the contract liability of $233.4 million associated with the Kite Collaboration Agreement and net non-cash charges of $18.6 million, offset by our net loss of $51.2 million and other net decreases in operating assets and liabilities of $41.4 million.

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

Investing Activities

Net cash used in investing activities of $15.5 million during the six months ended June 30, 2023 was attributable to $162.1 million in purchases of marketable securities and $8.2 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $154.9 million.

Net cash used in investing activities of $69.9 million during the six months ended June 30, 2022 was attributable to $69.3 million in net purchases of marketable securities and $0.6 million of purchases of lab equipment.

Financing Activities

Net cash provided by financing activities of $95.6 million during the six months ended June 30, 2023 was primarily attributable to net proceeds of $100.0 million from the issuance and sale of 3,478,261 shares of our common stock at $28.75 per share and the proceeds of $3.9 million from the exercise of stock options and proceeds from stock issued pursuant to the employee stock purchase plan, offset by payments under finance leases totaling $8.3 million.

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

Contractual Obligations and Contingencies

As of June 30, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 except for our minimum non-cancellable costs payable to Lonza, which at June 30, 2023 was approximately $58.7 million.

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or area reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023 except for those relating to Revenue and Income Taxes disclosed in Note 2 to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and disclosed below.

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

Income taxes

We account for income taxes in accordance with ASC 740-10. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment. ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Interest and penalties are classified as a component of interest and other expenses. To date, we have not been assessed, nor paid, any interest or penalties. Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. We continue to maintain a full valuation allowance for our net deferred tax assets. Income tax expense for the six months ended June 30, 2023 relates to the revenue being recognized from the Kite Collaboration Agreement as discussed in Note 6 of these condensed consolidated financial statements included elsewhere in this report.

Emerging Growth Company and Smaller Reporting Company Status

We are currently an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time that those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

We are also currently a smaller reporting company. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

On the last business day of the second quarter in 2023, the aggregate market value of the Company’s shares of common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, the Company will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an emerging growth company as defined in the JOBS Act. The Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. Effective December 31, 2023, due to large accelerated filer status, the Company will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies, subject to a transition period that allows for the Company to use smaller reporting company scaled disclosure for the Company’s Annual Report on Form 10-K for the year ending December 31, 2023. The Company will adopt any accounting pronouncements deferred under the extended transition period election on or before December 31, 2023.

Recent Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2022 and in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Risks Related to Development of Our Product Candidates

•
In June 2023, the FDA issued a partial clinical hold on CART-ddBCMA. Although the FDA has lifted its partial clinical hold, there is no assurance that the protocol amendments we have made will be effective at mitigating the risk of future serious adverse events or that the FDA or DSMB will not issue another clinical hold in the future resulting in the suspension or halting of our clinical study.
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
•
Our business may be affected by lasting effects of the COVID-19 pandemic on the drug development industry and may be significantly adversely affected if other events out of our control disrupt our business or that of our third-party providers.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing and protecting our intellectual property portfolio, developing our D-Domain, ddCAR and ARC-SparX technologies, identifying potential new target antigens, developing product candidates and undertaking research and development, including preclinical studies and clinical trials of our product candidates, all of which are biologics or biopharmaceuticals and require approval under a Biologics License Application (“BLA”). We have not yet demonstrated our ability to successfully complete any large-scale or pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history or were closer to commercialization. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges that may adversely affect our business.

We have no products approved for commercial sale and have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $51.2 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $370.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate meaningful revenue from product sales, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or early clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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
•
Our ability to continue our business operations and product candidate research and development, and to adapt to any changes in the regulatory approval process, manufacturing supply, or clinical trial requirements and timing relating to the COVID-19 pandemic or otherwise;
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

We identified a material weakness in our internal control over financial reporting in the quarter ending September 30, 2022, which was remediated as of December 31, 2022. Any future material weakness identified may adversely affect our business, reputation and stock price.

During the quarter ended September 30, 2022, our management and Audit Committee concluded that we had a material weakness in our internal control over financial reporting relating to accounting for research and development expenses and related accounts. The effects of errors in such accounting resulted in an overstatement of research and development expenses, resulting in a restatement of the condensed consolidated financial statements contained in our Quarterly Reports on Form 10-Q for each of the periods ended March 31, 2022 and June 30, 2022, as management determined that the aggregate effect of the individual errors in each period was material to the condensed consolidated financial statements for such fiscal quarters. See Part II, Item 9A “Control and Procedures” in our Form 10-K that was filed March 29, 2023 for more information about the material weakness that we identified; the material weakness was remediated as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Any material weakness(es) that we identify in the future will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that such controls are effective. We cannot provide any assurances that the measures that we may take will be sufficient to remediate any such material weakness or prevent future material weaknesses from occurring. While we have remediated the material weakness that we identified, we cannot assure you that we have identified all of our existing material weaknesses.

The material weakness and ineffective internal financial and accounting controls and procedures we identified, though remediated, could nevertheless cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In the event we identify an additional material weakness in the future, such an additional material weakness could adversely impact our ability to report our financial results on a timely basis and could likewise cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Related to Development of Our Product Candidates

Our product candidates are in the early stages of development. We have no products approved for commercial sale and have only recently begun clinical trials to test our first product candidates in humans, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are early in our development efforts. We are still developing our D-Domain, ddCAR and ARC-SparX platforms, and conducting drug discovery and preclinical studies for a number of product candidates while advancing our ongoing clinical trials for CART-ddBCMA, ACLX-001 and ACLX-002. We have treated a small number of patients as of the date hereof and our clinical experience with our initial product candidates is limited. Because our product candidates are in the development stage, there is a high risk of failure and we may never succeed in developing marketable products. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy and/or feedback during the period of product development.

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

In June 2023, the FDA issued a partial clinical hold on CART-ddBCMA following a recent patient death. Although the FDA has lifted its partial clinical hold, there is no assurance that the FDA will not issue another clinical hold in the future. Addressing a clinical hold takes considerable time and expense and there can be no assurance that the FDA will remove a clinical hold in a timely manner, or at all, in which case our business and prospects for development and approval of CART-ddBCMA would be materially harmed.

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
•
Developing protocols for the safe administration of our product candidates, including identifying appropriate patients and setting sufficient risk mitigation and adverse event management measures and safeguards;
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

Any clinical trials that we may conduct may not demonstrate the safety and efficacy profiles necessary to obtain regulatory approval to market our product candidates. As we continue developing our product candidates, additional serious adverse events, undesirable side effects, or unexpected characteristics may cause us to make further protocol amendments or change our clinical trial design. In some cases, we may be required to limit their development to more narrow uses or subpopulations in which the risk-benefit ratio is more acceptable, or abandon these product candidates or their development altogether.

Treatment with our product candidates may cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of patients with significant co-morbidities in our clinical trials may result in deaths or other adverse medical events due to an underlying condition or other therapies or medications that such patients may be using. As described above, any of these events could lead to another clinical hold, and/or prevent us from obtaining regulatory approval or achieving or maintaining market acceptance and impair our ability to commercialize our product candidates. Because the product candidates in our platforms share similar components, such as the D-Domain, a failure of one of our clinical trials may also increase the actual or perceived likelihood that our other product candidates will experience similar failures.

In June 2023, the FDA issued a partial clinical hold on CART-ddBCMA. Although the FDA has lifted its partial clinical hold, there is no assurance that the FDA will not issue another clinical hold in the future. Addressing a clinical hold takes considerable time and expense to address and there can be no assurance that the FDA will remove a clinical hold in a timely manner, or at all, in which case our business and prospects for development and approval of CART-ddBCMA would be materially harmed.

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

In June 2023, the FDA issued a partial clinical hold on our IND for CART-ddBCMA following a recent patient death, which involved one clinical trial site treating a patient who was not eligible for CART-ddBCMA infusion and subsequently managing the patient in a manner conflicting with our trial protocol. Although we have aligned with the FDA on modifications to the trial protocol, such amendments may not be sufficient to mitigate future adverse events. Additionally, while we have retrained our clinical trial sites in iMMagine-1 to enhance protocol adherence, there is no assurance that a site or another third party will not deviate from the trial protocol again. Although we announced that the FDA lifted its partial clinical hold on August 14, 2023, there is no assurance that the FDA or DSMB will not issue another clinical hold in the future.

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

In June 2023, the FDA issued a partial clinical hold on CART-ddBCMA. Although we announced that the FDA lifted its partial clinical hold on August 14, 2023, there is no assurance that the FDA or DSMB will not issue another clinical hold in the future, which could further delay enrollment.

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

Our product candidates and the method of treatment may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential, or result in significant negative consequences.

Our product candidates involve genetically modified T cell-based immunotherapies. A number of genetically modified cell therapies, such as CAR-based products, have potentially severe side effects, including cytokine release syndrome, neurologic toxicities, Parkinsonism and Guillain-Barré syndrome, hemophagocytic lymphohistiocytosis, macrophage activation syndrome, and prolonged and/or recurrent cytopenias, that can escalate and require intensive medical intervention and result in injury or death to the patients. Additionally, the administration of CAR-based products for cancer indications involves lymphodepletion and often bridging therapies, which are also associated with adverse events.

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

In June 2023, the FDA issued a partial clinical hold on our IND for CART-ddBCMA. Although we have aligned with the FDA on modifications to the iMMagine-1 trial protocol, such amendments may not be sufficient to mitigate future adverse events. Additionally, while we have retrained our clinical trial sites in iMMagine-1 to enhance protocol adherence, there is no assurance that a site or another third party will not deviate from the trial protocol again. Although we announced that the FDA lifted its partial clinical hold on August 14, 2023, there is no assurance that the FDA or DSMB will not issue another clinical hold in the future resulting in the suspension or halting of the study.

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

If additional serious adverse events or undesirable side effects arise, we could be required to suspend, delay, or halt our clinical trials and regulatory authorities could deny approval or require us to limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Side effects that are observed during the trial, whether treatment related or not, could also affect patient recruitment for future trials or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Further, if additional serious adverse events or undesirable side effects are identified during development or after approval and are determined to be attributed to any of our product candidates, we may be required to develop REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry.

Any of these occurrences may harm our business, financial condition and prospects significantly.

Development of product candidates in combination with other therapies could expose us to additional risks.

Development of any of our product candidates in combination with one or more other therapies that have either been approved or not yet been approved for marketing by the FDA or comparable foreign regulatory authorities could expose us to additional risks, as combination therapies may increase the rate of serious or unexpected adverse events, which could result in a clinical hold as well as pre-approval and post-approval restrictions by the FDA or other regulatory authorities on the proposed combination therapy, including narrowing of the indication, warnings, additional safety data collection and monitoring procedures, and REMS, even if the cause of such serious or unexpected adverse events is not directly attributed to our product candidate. CAR-T therapies for cancer indications, including CART-ddBCMA, are administered following a lymphodepletion regimen and often bridging therapies, these therapies are associated with risks of adverse events. Any of these events or restrictions could have a material adverse effect on our business, delay our regulatory approval, and decrease the market acceptance and profitability of our product candidate if approved for a combination therapy.

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $506.5 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2023, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards in the form of stock options and restricted stock units that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment or service with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel in an extremely competitive market for employees and other service providers.

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

As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to need additional research, development, clinical, quality assurance, statistical analysis, managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations, including for in-house manufacturing capabilities. Future growth would impose significant added responsibilities on members of management, including:

•
Identifying, recruiting, integrating, retaining and motivating additional employees and other service providers;
•
Managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
Improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities, or spend additional resources to add those capabilities or outsource them.

We currently rely and for the foreseeable future will continue to rely on certain independent organizations, advisors and/or consultants to provide certain services, including regulatory advice, clinical trial support and drug product manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed and at a reasonable cost, or that we can find qualified replacements if the need arises. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent contractors and consultants on economically reasonable terms in a timely manner, or at all.

We do intend to transition some regulatory, clinical trial execution, and manufacturing capabilities in-house, but in order to do so, will need to identify, recruit and build experienced teams and there are no assurances that we will be able to do so.

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

In addition, these breaches and incidents and other inappropriate access can be difficult to detect, remediate, and otherwise address, and may remain undetected or not fully addressed for an extended period. Any delay in identifying them and responding to or otherwise remediating them may lead to increased harm of the type described above. We expect to continue to expend significant resources to protect against security breaches and incidents and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to individuals or other persons or implementing additional security measures. With the increase in personnel working remotely during and after the COVID-19 pandemic, we and our vendors are at increased risk for security breaches and incidents.

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

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties. We are exposed to the risk of employee fraud or other illegal or detrimental activity by our employees, independent contractors, consultants, commercial partners, vendors and agents acting on behalf of us or our affiliates. Misconduct by these parties could include, without limitation, intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA or foreign health authorities; provide true, complete and accurate information to the FDA or foreign health authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us; or that negatively reflects on our reputation or business.

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

Patients with cancer and other diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life- threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates or course of treatment. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our product candidates, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

Our business may be affected by lasting effects of the COVID-19 pandemic on the drug development industry and may be significantly adversely affected if other events out of our control disrupt our business or that of our third-party providers.

While the extent of the impact of the COVID-19 pandemic on our business and financial results to date has been limited, the lasting effects of the pandemic on the drug development industry remains uncertain. A prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results. We have experienced and may in the future experience disruptions from COVID-19 to our business in a number of ways, including:

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus or other infectious diseases. For example, since March 2020, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, including guidance on conducting clinical trials during the pandemic, among others. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs, while some continue to be in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

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

In June 2023, the FDA issued a partial clinical hold on CART-ddBCMA. Although we announced that the FDA lifted its partial clinical hold on August 14, 2023, there is no assurance that the FDA will not issue another clinical hold in the future. Addressing a clinical hold takes considerable time and expense and there can be no assurance that the FDA will remove a clinical hold in a timely manner, or at all, in which case our business and prospects for development and approval of CART-ddBCMA would be materially harmed.

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

Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions with an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. However, if we do not continue to meet the criteria of the Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. Fast track designation also does not guarantee our product candidate will be approved in a timely manner, if at all. In June 2023, the FDA issued a partial clinical hold on CART-ddBCMA. Although the FDA has lifted its partial clinical hold, there is no assurance the FDA will not issue another clinical hold in the future.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. The Consolidated Appropriations Act of 2023 extended the 2% Medicare sequester for the first six months of fiscal year 2032 and revised the sequester percentage up to 2% for fiscal year 2030 and 2031. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the ATRA), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover over payments to providers from three to five years. Legislators, regulators and third-party payers may continue to put forth proposals to reduce costs while expanding individual healthcare benefits, including proposals that impose additional limitations on the rates we will be able to charge for our product candidates, if approved, or the amount of reimbursement available for such approved products from governmental agencies or third-party payers. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time- intensive and expensive, resulting in a material adverse effect on our business.

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

In addition, the California Consumer Privacy Act (“CCPA”) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and to provide such consumers a right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. Additionally, California voters voted to approve the California Privacy Rights Act (“CPRA”) in November 2020, which modifies the CCPA significantly, with most modifications going into effect January 1, 2023. The CPRA has created further uncertainty and has required, and may require, us to incur additional costs and expenses in an effort to comply. Many similar privacy laws have been enacted or proposed at the federal level and in other states. For example, Virginia, Colorado, Utah and Connecticut all have enacted general privacy legislation that has become, or will become, effective in 2023; Florida, Montana, and Texas have enacted similar legislation that becomes effective in 2024; Iowa and Tennessee have enacted similar legislation that becomes effective in 2025; and Indiana has enacted similar legislation that becomes effective in 2026. The CCPA, CPRA, and other new and evolving legislation may increase our compliance costs and potential liability.

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

We are currently an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are currently an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We also currently qualify as a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (if we have less than $100 million in annual revenues in our most recent fiscal year), being able to present only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

On the last business day of our second quarter in 2023, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. We will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies. We expect to incur significant costs as a result of complying with additional compliance and reporting requirements, and our management and other personnel will need to devote a substantial amount of time to ensure that we comply with additional reporting requirements. Such initiatives and requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

We will no longer qualify as an “emerging growth company,” as of December 31, 2023 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies.

We are currently an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, compliance with requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2023, we will be deemed a large accelerated filer under the Exchange Act and will lose our status as an “emerging growth company” as of December 31, 2023. As a result of our loss of “emerging growth company” status, it is possible that investors will find our common stock less attractive in light of the fact that we have relied on certain of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market (Nasdaq) to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. On the last business day of our second quarter in 2023, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. We will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies. We expect to incur significant costs as a result of complying with additional compliance and reporting requirements, and our management and other personnel will need to devote a substantial amount of time to ensure that we comply with additional reporting requirements. Such initiatives and requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

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

Initially, the aggregate number of shares of our common stock that was able to be issued pursuant to equity awards under the 2022 Plan was 4,296,875 shares, plus the number of shares subject to awards granted under our 2017 Equity Incentive Plan (the “2017 Plan”) that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us (provided that the maximum number of shares that could (and can) be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300). The number of shares of our common stock reserved for issuance under the 2022 Plan is cumulatively increased on the first day of each fiscal year, which began with our 2023 fiscal year and will end on the ten year anniversary of the date our board of directors approved the 2022 Plan equal to the least of (i) 4,296,875 shares, (ii) 5.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the administrator of the 2022 Plan. As a result of the 2022 Plan, our stockholders may experience additional dilution. On January 1, 2023, the number of shares available for issuance under the 2022 Plan was increased by 2,205,299 additional shares.

Pursuant to our 2022 ESPP, our employees may receive the right to purchase shares of our common stock. Initially, the aggregate number of shares of our common stock available for sale under our 2022 ESPP was 312,500 shares. The number of shares of our common stock available for sale under our 2022 ESPP is cumulatively increased on the first day of each fiscal year, beginning with the fiscal year following the fiscal year in which the first enrollment date (if any) occurs under the 2022 ESPP, which occurred in the Company’s 2022 fiscal year, and ending on the twenty-year anniversary of the date our board of directors approved the 2022 ESPP equal to the least of: (i) 312,500 shares, (ii) 1.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the administrator of the 2022 ESPP. As a result of the 2022 ESPP, our stockholders may experience additional dilution. On January 1, 2023, the number of shares available for issuance under the 2022 ESPP was increased by 312,500 additional shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

There were no sales of unregistered securities by us during the quarter ended June 30, 2023 that were not previously reported in current reports on Form 8-K filed with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 19, 2023, we announced that we received notification from the U.S. Food and Drug Administration (FDA) that a clinical hold had been placed on our CART-ddBCMA IND for the treatment of patients with rrMM. On August 14, 2023, we announced that the FDA lifted its partial clinical hold.

Item 6. Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.	X
3.2	Second Amended and Restated Bylaws of the Registrant, as currently in effect.		X	8-K	3.1	12/16/2022
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 14, 2023	X
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.		X	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.		X	S-1/A	4.2	1/31/2022
10.1	At-the-Market Equity Offering Sales Agreement, dated as of May 8, 2023, by and between the registrant and Stifel, Nicolaus & Company, Incorporated		X	S-3	1.2	5/8/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

Arcellx, Inc.

Date: August 14, 2023	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial and Accounting Officer)