Form 10-Q
period 2023-09-30
Arcellx, Inc.
filed 2023-11-13
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 48,686,187 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and 2022	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION	41
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	96
Item 3.	Defaults Upon Senior Securities	96
Item 4.	Mine Safety Disclosures	96
Item 5.	Other Information	96
Item 6.	Exhibits	97
Signatures		98

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
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, military conflicts in Ukraine, Israel, and the Middle East, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$126,119	$64,179
Marketable securities	313,597	190,656
Receivable from collaboration partner	31,480	—
Prepaid expenses and other current assets	20,260	12,028
Total current assets	491,456	266,863
Restricted cash	4,929	2,501
Property and equipment, net	37,782	11,231
Operating lease right-of-use assets	29,142	28,659
Marketable securities non current	42,960	—
Prepaid research and development expenses and other long-term assets	7,949	4,563
Total assets	$614,218	$313,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,185	$9,053
Accrued liabilities	16,916	11,679
Contract liability	94,180	—
Operating lease liabilities, current portion	6,582	2,901
Finance lease liabilities, current portion	48,286	33,060
Total current liabilities	173,149	56,693
Operating lease liabilities, net of current portion	48,096	31,299
Finance lease liabilities, net of current portion	5,755	20,871
Contract liability, net of current portion	121,090	—
Total liabilities	348,090	108,863
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 200,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 or December 31, 2022	—	—
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 48,673,675 shares issued and outstanding as of September 30, 2023; 1,000,000,000 shares authorized and 44,105,981 shares issued and outstanding as of December 31, 2022	48	44
Additional paid-in capital	675,469	523,921
Accumulated other comprehensive loss	(65)	(221)
Accumulated deficit	(409,324)	(318,790)
Total stockholders’ equity	266,128	204,954
Total liabilities and stockholders’ equity	$614,218	$313,817

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Collaboration revenue	$14,957	$—	$47,171	$—

Operating expenses:
Research and development	43,807	83,473	105,065	123,612
General and administrative	16,012	10,402	46,985	27,643
Total operating expenses	59,819	93,875	152,050	151,255
Loss from operations	(44,862)	(93,875)	(104,879)	(151,255)
Other income (expense):
Interest income, net	6,479	1,597	17,251	2,172
Interest expense	(959)	(596)	(2,865)	(604)
Total other income, net	5,520	1,001	14,386	1,568
Loss before income taxes	(39,342)	(92,874)	(90,493)	(149,687)
Income tax (expense) benefit	6	—	(41)	—
Net loss	(39,336)	(92,874)	(90,534)	(149,687)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(58)	(137)	156	(379)
Comprehensive loss	$(39,394)	$(93,011)	$(90,378)	$(150,066)
Net loss per share attributable to common stockholders—basic and diluted	$(0.81)	$(2.12)	$(1.89)	$(4.43)
Weighted-average common shares outstanding—basic and diluted	48,438,094	43,819,365	47,777,446	33,814,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2022	44,105,981	$44	$523,921	$(318,790)	$(221)	$204,954
Issuance of common stock in accordance with Gilead Stock Purchase Agreement	3,478,261	4	115,266	—	—	115,270
Exercise of stock options	34,713	—	374	—	—	374
Issuance of common stock from vesting of restricted stock	222,433	—	—	—	—	—
Share-based compensation	—	—	10,156	—	—	10,156
Unrealized gain on marketable securities	—	—	—	—	307	307
Net loss	—	—	—	(27,344)	—	(27,344)
Balance as of March 31, 2023	47,841,388	$48	$649,717	$(346,134)	$86	$303,717
Exercise of stock options	398,861	—	2,965	—	—	2,965
Issuance of common stock from vesting of restricted stock	46,593	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	28,549	—	528	—	—	528
Share-based compensation	—	—	10,404	—	—	10,404
Unrealized loss on marketable securities	—	—	—	—	(93)	(93)
Net loss	—	—	—	(23,854)	—	(23,854)
Balance as of June 30, 2023	48,315,391	$48	$663,614	$(369,988)	$(7)	$293,667
Exercise of stock options	343,263	—	1,241	—	—	1,241
Issuance of common stock from vesting of restricted stock	15,021	—	—	—	—	—
Share-based compensation	—	—	10,614	—	—	10,614
Unrealized loss on marketable securities	—	—	—	—	(58)	(58)
Net loss	—	—	—	(39,336)	—	(39,336)
Balance as of September 30, 2023	48,673,675	$48	$675,469	$(409,324)	$(65)	$266,128

	Redeemable Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Stockholders' Equity (Deficit)
Balance as of December 31, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)
Issuance of common stock (initial public offering),net of transaction costs of $15,029	—	—	—	—	—	—	9,487,500	9	127,274	—	—	127,283
Issuance of common stock (private placement), net of transaction costs of $42	—	—	—	—	—	—	590,318	1	9,957	—	—	9,958
Conversion of preferred stock to common stock	(5,413,272)	(28,894)	(8,975,585)	(85,367)	(10,396,707)	(119,118)	24,785,564	25	233,354	—	—	233,379
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	24,889	—	107	—	—	107
Exercise of stock options	—	—	—	—	—	—	286,283	—	307	—	—	307
Share-based compensation	—	—	—	—	—	—	—	—	4,481	—	—	4,481
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	—	—	—	—	(26,041)	—	(26,041)
Balance as of March 31, 2022	—	$—	—	$—	—	$—	35,718,764	$36	$384,095	$(156,152)	$(44)	$227,935
Issuance of common stock (follow-on offering), net of transaction costs of $8,081	—	—	—	—	—	—	8,050,000	8	120,711	—	—	120,719
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	13,294	—	11	—	—	11
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	5,944	—	—	5,944
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(218)	(218)
Net loss	—	—	—	—	—	—	—	—	—	(30,772)	—	(30,772)
Balance as of June 30, 2022	—	$—	—	$—	—	$—	43,782,058	$44	$510,761	$(186,924)	$(262)	$323,619

Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	4,526	—	4	—	—	4
Exercise of stock options	—	—	—	—	—	—	59,809	—	343	—	—	343
Share-based compensation	—	—	—	—	—	—	—	—	5,329	—	—	5,329
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(137)	(137)
Net loss	—	—	—	—	—	—	—	—	—	(92,874)	—	(92,874)
Balance as of September 30, 2022	—	$—	—	$—	—	$—	43,846,393	$44	$516,437	$(279,798)	$(399)	$236,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities
Net loss	$(90,534)	$(149,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,318	905
Noncash operating lease expense	813	1,188
Right-of-use asset expensed	18,247	63,148
Amortization of premiums and discounts on marketable securities	(7,104)	(768)
Share-based compensation	31,174	15,754
Changes in operating assets and liabilities:
Receivable from collaboration partner	(31,480)	—
Prepaid expenses and other current and non-current assets	(14,991)	(4,150)
Accounts payable and other current liabilities	(1,648)	1,494
Accrued liabilities	(1,420)	(677)
Operating lease liabilities	13,883	1,010
Contract liability	231,067	—
Net cash provided by (used in) operating activities	149,325	(71,783)
Cash flows from investing activities
Purchases of property and equipment	(16,135)	(1,001)
Purchases of marketable securities	(400,044)	(247,980)
Proceeds from maturities of marketable securities	240,650	97,685
Net cash used in investing activities	(175,529)	(151,296)
Cash flows from financing activities
Proceeds from issuance of common stock in accordance with Gilead Stock Purchase Agreement	100,000	—
Proceeds from issuance of common stock (initial public offering), net of transactions costs	—	129,156
Proceeds from issuance of common stock (private placement), net of transactions costs	—	9,958
Proceeds from issuance of common stock (follow-on offering), net of transactions costs	—	120,719
Proceeds from exercise of stock options	4,582	773
Payments under finance leases	(14,010)	(9,295)
Net cash provided by financing activities	90,572	251,311
Net increase in cash and cash equivalents and restricted cash	64,368	28,232
Cash and cash equivalents and restricted cash, beginning of the year	66,680	31,032
Cash and cash equivalents and restricted cash, end of the period	$131,048	$59,264

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$212	$—

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$7,206	$430

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

Liquidity

The Company has incurred significant operating losses since inception and has an accumulated deficit of $409.3 million as of September 30, 2023. The Company has relied on its ability to fund its operations through private and public equity financings and its recent collaboration and license agreement with Kite Pharma, Inc (Kite), a Gilead Sciences, Inc. (Gilead) company. In January 2023, the Company received in the aggregate $325.0 million in cash which consisted of $100.0 million related to a private placement from the sale of the Company’s common stock to Gilead and a $225.0 million non-refundable, upfront payment related to the closing of its Collaboration and License Agreement (Kite Collaboration Agreement) with Kite. See Note 6 Collaboration Agreement.

As of September 30, 2023, the Company had $ 482.7 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these financial statements.

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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period. The balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Emerging Growth Company and Smaller Reporting Company Status

The Company is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. The Company has elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply.

On the last business day of the second quarter in 2023, the aggregate market value of the Company’s shares of common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, the Company will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an EGC. Due to loss of EGC status, the Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

Commencing with the Company’s Annual Report on Form 10-K for the year ending December 31, 2023, the Company will adopt any accounting pronouncements deferred under the extended transition period election on or before December 31, 2023.

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

The Company is required to maintain cash collateral on deposit in segregated money market bank accounts as a condition of its lease agreements on its properties, equal to the required security deposit amounts. These amounts, together with restricted cash at September 30, 2023 and 2022 representing cash balances are presented as non-current restricted cash on the Company's consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$126,119	$56,763
Restricted cash	4,929	2,501
Total	$131,048	$59,264

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

The Company has made the accounting policy election to exclude accrued interest receivable on securities from the estimate of credit losses. Accrued interest receivable totaled $1.7 million and $0.5 million at September 30, 2023 and December 31, 2022, respectively and is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents, restricted cash, marketable securities and receivables from collaboration partner. The Company maintains its cash and cash equivalents and restricted cash at an accredited financial institution in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company invests in highly rated debt securities consisting entirely of corporate and government bonds, which the Company has the ability to liquidate within one-day should the need for additional cash arise. Accordingly, the Company believes the exposure to credit risk on its marketable securities portfolio is low. The Company’s receivable from collaboration partner consists of short-term receivables from a well-capitalized public company; accordingly the Company believes the exposure to credit risk on its receivable from collaboration partner is low.

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

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$105,403	$—	$—
Money market fund (long-term restricted cash)	4,929	—	—
Marketable securities:
Commercial paper	—	80,156	—
Corporate debt	—	5,454	—
Government agency	—	290,826	—
Total assets measured at fair value	$110,332	$376,436	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$57,697	$—	$—
Money market fund (long-term restricted cash)	2,501	—	—
Marketable securities:
Commercial paper	—	129,810	—
Corporate debt	—	11,866	—
Government agency	—	48,980	—
Total assets measured at fair value	$60,198	$190,656	$—

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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2023 or the year ended December 31, 2022.

4. Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$80,176	$—	$(20)	$80,156
Corporate debt	5,460	—	(6)	5,454
Government agency	290,866	16	(56)	290,826
Total	$376,502	$16	$(82)	$376,436

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$129,810	$—	$—	$129,810
Corporate debt	11,923	—	(57)	11,866
U.S. government agency	49,144	9	(173)	48,980
Total	$190,877	$9	$(230)	$190,656

All of the Company’s available-for-sale debt marketable securities held as of September 30, 2023 had contractual maturities of less than one year. The Company had 26 securities in an unrealized loss position with an aggregate related fair value of $169.9 million as of September 30, 2023. All securities in an unrealized loss position as of September 30, 2023 had been in a loss position for less than 12 months. Unrealized losses on available-for-sale marketable securities as of September 30, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the three or nine months ended September 30, 2023. The Company does not intend to sell these securities or expect to be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid research and development costs	$10,660	$8,361
Other prepaid expense	2,477	1,192
Accrued interest	1,675	511
Other receivables	5,448	1,964
Total prepaid expenses and other current assets	$20,260	$12,028

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

Transaction Price

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if there is a significant benefit of financing. The Company assessed our collaboration agreements and concluded that no significant financing components were present. The Company’s assessment of the transaction price upon the signing of the Kite Collaboration Agreement included an analysis of the amounts it expects to receive, which as of September 30, 2023 totaled $176.9 million. The transaction price consists of fixed consideration of $220.9 million offset by a variable consideration of $44.1 million. Variable consideration results from net amounts expected to be paid to Kite over the course of the contract and are subject to change. Fixed consideration includes a reduction of a $15.3 million deemed discount on the shares sold to Gilead as they were sold at a price less than the closing price of the Company’s stock on the expiration date of the antitrust waiting period. There were no material direct transaction costs related to the transaction.

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

Q3 Activity

As of September 30, 2023, receivable from collaboration partner totaled $31.5 million, which consists of reimbursable costs. Revenue recognized is presented as collaboration revenue in the condensed consolidated financial statements. As of September 30, 2023 the balances in contract liability were as follows (in thousands):

Contract liability	September 30, 2023
Fixed transaction price	220,925
Reimbursable costs for the nine months ended September 30, 2023	41,516
Less: revenue recognized as of September 30, 2023	(47,171)
Total contract liability	215,270
Less: current portion	(94,180)
Noncurrent portion	121,090

7. Commitments and Contingencies

Leases

The Company is obligated for operating lease payments for its facilities in Rockville and Gaithersburg, Maryland and Redwood City, California. See Note 9 Leases.

Manufacturing Services Agreement with Lonza Houston, Inc.

Pursuant to the manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product CART-ddBCMA (Lonza Agreement), the Company entered into a statement of work with Lonza (Lonza SOW) in February 2022, for the technology transfer and cGMP manufacturing of CART-ddBCMA and potentially other pipeline products. The Lonza SOW contains an embedded lease as the Company has exclusive use of, and control over manufacturing facilities during the contractual term. The Lonza SOW also contains an agreement to purchase inventory that is accounted for separately. In September 2023, the Company signed Amendment 1 to the Lonza SOW. Amendment 1 increased the quantity of manufacturing slots from September 2023 through the end of the lease and increased the amount of capacity and equipment exclusively controlled by Arcellx. The term of the Lonza SOW expires December 31, 2024, unless earlier terminated by either party or unless extended due to certain delays or suspensions or by mutual agreement. The Lonza SOW was non-cancellable for the first six months of the term and carried minimum non-cancellable costs including upfront payments, milestone fees, and fixed monthly payments during the related period. Subsequent to the non-cancellable period, the Company may terminate the arrangement for any reason upon 12 months prior notification to Lonza.

As of September 30, 2023, the Company’s minimum non-cancellable costs payable to Lonza was approximately $58.4 million, of which $48.3 million is reflected in the current finance lease liabilities, $1.3 million in accrued liabilities, and $14.1 million in accounts payable. Variable costs under this arrangement include materials, external testing, and other services. The Company paid $10.6 million and $31.1 million under this arrangement during the three and nine months ended September 30, 2023, respectively. The Company paid $2.8 million and $13.7 million under this arrangement during the three and nine months ended September 30, 2022, respectively.

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of September 30, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with its executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of September 30, 2023, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Research and development accrued expenses	$3,462	$3,201
Accrued bonus	3,238	5,347
Other liabilities	10,216	3,131
Total accrued liabilities	$16,916	$11,679

9. Leases

Operating Leases

In July 2022, the Company entered into a new operating lease agreement for 57,902 square feet of office and laboratory space in Rockville, Maryland for a term of approximately 12.9 years at inception with remaining undiscounted minimum lease payments of approximately $33.1 million as of September 30, 2023. The original Rockville lease contained annual rent escalation and rent abatement clauses as well as an allowance of approximately $12.1 million for tenant improvements. During the nine months ended September 30, 2023, the landlord and the Company agreed to convert $2.8 million of rent abatement to additional tenant improvement allowance. The change was accounted for as a lease modification and the Company recorded an increase in the right-of-use asset and lease liability of $1.3 million. The Company consulted a qualified third-party valuation specialist and determined an incremental borrowing rate of 10.2% to be used as the discount rate for re-measuring the related operating lease liabilities on the modification date. The Rockville lease provides for optional two five-year extensions. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

In May 2022, the Company entered into a new operating lease agreement for 51,822 square feet of office and laboratory space in Redwood City, California for a term of approximately 11.7 years at inception with remaining undiscounted minimum lease payments of approximately $54.3 million as of September 30, 2023. The Redwood City lease contains annual rent escalation and rent abatement clauses as well as an allowance of approximately $9.8 million for tenant improvements. The Redwood City lease provides for an optional five-year extension. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option. The Company consulted a qualified third-party valuation specialist and determined an incremental borrowing rate of 8.5% to be used as the discount rate for measuring the related operating lease liabilities.

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

In September 2023, the Company signed Amendment 1 to the Lonza SOW entered into in February 2022. Amendment 1 increased quantity of manufacturing slots from September 2023 through the end of the lease in December 2024, providing additional right of use to the Company that was previously considered "shared" capacity under the Lonza SOW. The Company now has exclusive use of, and control over, the additional facility space and equipment through the remainder of the lease term.

This change under Amendment 1 was accounted for as a lease modification, and the Company remeasured the lease liabilities for the modified lease as of the Amendment effective date. The remeasurement of the lease liabilities included fixed consideration with an undiscounted value of approximately $51.7 million, or $48.5 million discounted using the expected payment timeline and the incremental borrowing rate of 10.8%, resulting in an increase of $15.9 million in lease liabilities. As the Company acquired ROU assets that represented assets acquired for research and development activities that did not have an alternative future use, the Company recorded the ROU assets as R&D expense immediately.

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

The Company’s total lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease costs:
Right-of-use assets with no alternative future use	$16,985	$63,147	$18,247	$63,147
Amortization of right-of-use assets	25	25	75	77
Interest on lease liabilities	960	598	2,871	604
Operating lease costs	1,529	1,472	4,597	2,299
Short-term lease costs	8	7	24	750
Variable lease costs	2,293	675	5,435	953
Total lease costs	$21,800	$65,924	$31,249	$67,830

Future minimum lease payments were as follows (in thousands) as of September 30, 2023:

	Operating Leases	Finance Leases
Remainder of 2023	$1,523	$20,226
2024	7,554	35,783
2025	8,161	—
2026	8,412	—
2027	8,672	—
2028	8,939	—
Thereafter	49,934	—
Total lease payments	93,195	56,009
Less:
Tenant improvement incentive	(4,719)	—
Imputed interest	(33,798)	(1,968)
Present value of total lease liabilities	$54,678	$54,041

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,810	$—
Operating cash flows from operating leases	2,826	1,191
Financing cash flows from finance leases	14,010	9,295
Right-of-use assets obtained in exchange for new finance lease liabilities	18,046	—
Right-of-use assets obtained in exchange for new operating lease liabilities	1,296	29,562

Weighted-average remaining lease terms and discount rates were as follows as of September 30, 2023:

Weighted-average remaining lease term — finance leases	1.3 years
Weighted-average remaining lease term — operating leases	10.6 years
Weighted-average discount rate — finance leases	10.8%
Weighted-average discount rate — operating leases	9.1%

10. Redeemable Convertible Preferred Stock and Stockholders' Equity

"At-the-Market" Offering Program

In May 2023, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market (ATM) offering program under which the Company may issue and sell, from time to time and at management’s sole discretion, shares of the Company’s common stock, in an aggregate offering amount of up to $350.0 million. No sales of the Company stock have been made under this arrangement as of September 30, 2023.

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

As of September 30, 2023, the aggregate number of shares of common stock that were able to be issued pursuant to equity awards under the 2022 Plan was 6,502,174 shares, which included shares subject to awards granted under the 2017 Plan that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300). The number of shares of common stock reserved for issuance under the 2022 Plan is cumulatively increased on the first day of each fiscal year, which began with the Company’s 2023 fiscal year and will end on the ten year anniversary of the date the Company’s board of directors approved the 2022 Plan, by an amount equal to the least of (i) 6,502,174 shares, (ii) 5% of the total number of shares of common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a lesser number of shares determined by the administrator of the 2022 Plan.

Share-based compensation expense by type of award was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options	$5,372	$3,569	$15,279	$10,997
Restricted stock units	3,149	1,162	9,090	$2,807
Restricted stock units - chief executive officer	1,963	598	6,374	1,950
ESPP	130	—	431	—
Total share-based compensation expense	$10,614	$5,329	$31,174	$15,754

Share-based compensation expense as reflected in the condensed consolidated statement of operations and comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$2,831	$1,551	$8,234	$5,274
General and administrative	7,783	3,778	22,940	10,480
Total share-based compensation expense	$10,614	$5,329	$31,174	$15,754

Stock Options

Stock options granted under the 2017 Plan and the 2022 Plan vest over one to four years and expire after 10 years. The Company uses the Black Scholes option pricing model to determine the grant date fair value of stock options.

A summary of stock option activity for awards under the 2017 Plan and the 2022 Plan is presented below:

	Options Outstanding and Exercisable
	Shares Subject to Outstanding Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2023	8,053,704	$9.59	8.3	$172,294
Options Granted	890,358	31.56
Options Forfeited	(18,816)	10.86
Options Exercised	(776,837)	5.90
Outstanding as of September 30, 2023	8,148,409	$12.34	8.0	$191,980
Exercisable as of September 30, 2023	4,112,539	$8.88	7.7	$111,054
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of September 30, 2023.

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

A summary of RSU activity for awards under the 2022 Plan, excluding the 2023 RSU Award and 2021 RSU Award (each defined below) granted to the chief executive officer, is presented below:

	Shares Subject to Outstanding Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	927,954	$17.20
RSUs Granted	809,491	31.56
RSUs Vested	(284,047)	16.72
RSUs Forfeited	(37,603)	22.77
Outstanding as of September 30, 2023	1,415,795	$25.36

Restricted Stock Units - Chief Executive Officer

2023 RSU Award

In January 2023, the Company granted 495,000 RSUs (the 2023 RSU Award) to its chief executive officer. The 2023 RSU Award has two different scenarios to vesting. The first vesting scenario is subject to service and market conditions. The second vesting scenario adds a performance condition. Each RSU granted in the 2023 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. All 495,000 RSUs were outstanding and no RSUs were vested as of September 30, 2023.

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

The Company began recognizing share-based compensation expense using a fair value of $13.8 million on an accelerated attribution basis over a 10-year anticipated service period according to the semi-annual measurement scenario. The performance condition under the change in control scenario was not deemed probable as of September 30, 2023. The Company recognized $1.4 million and $4.7 million in share-based compensation expense related to the 2023 RSU Award during the three and nine months ended September 30, 2023, respectively.

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

Each RSU granted in the 2021 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. All 952,804 RSUs were outstanding and no RSUs were vested as of September 30, 2023 and December 31, 2022.

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

Upon completion of the IPO in February 2022, the IPO performance condition of the 2021 RSU Award was satisfied and the Company began recognizing share-based compensation expense on an accelerated attribution basis over the 10-year anticipated service period based on a $10.3 million aggregate fair value according to the IPO scenario. No other performance condition was deemed probable as of September 30, 2023. The Company recognized $0.5 million and $1.7 million in share-based compensation expense related to this award during the three and nine months ended September 30, 2023, respectively.

12. Income Taxes

The Company has recorded an income tax expense of zero and $41 thousand for the three and nine months ended September 2023 respectively, and zero for the same periods in 2022.

Based on the available objective evidence during the three and nine months ended September 30, 2023, the Company believes it is more likely than not that the tax benefits of U.S. losses incurred during prior years may not be realized. Accordingly, the Company did not record the tax benefits of U.S. losses previously incurred as of September 30, 2023. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

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

	September 30,
	2023	2022
Options to purchase common stock	8,148,409	8,440,383
Unvested shares of restricted common stock from early exercises	—	—
Restricted stock units	1,415,795	881,624
Restricted stock units - executive officer	1,447,804	952,804
Employee Stock Ownership Plan (ESPP)	13,893	—
Total	11,025,901	10,274,811

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $90.5 million and $149.7 million for the nine months ended September 30, 2023 and 2022, respectively. Our accumulated deficit totaled $409.3 million as of September 30, 2023. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•
Advance the clinical program for CART-ddBCMA and subsequent clinical trials focused on earlier lines of therapy in collaboration with our partners at Kite;
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

Recent Financings

In May 2023, we entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market offering program under which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $350.0 million. Stifel acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction from us. We will pay Stifel up to 3.0% of the gross proceeds from the sales of any common stock sold pursuant to the Sales Agreement and have agreed to provide Stifel with customary indemnification and contribution rights, plus reimbursement for specified expenses it incurred in connection with entering into the agreement. No sales of our common stock have been made under this arrangement as of September 30, 2023.

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

Working with our partners at Kite, we resumed screening and enrollment in iMMagine-1. Importantly, during the partial clinical hold, we continued to dose patients as the FDA had authorized dosing of 17 patients who were enrolled in the trial but had not yet been dosed prior to the clinical hold. We expect to present preliminary data from the iMMagine-1 trial in the second half of 2024.

Additionally, alongside Kite, we plan to initiate enrollment of the iMMagine-2 trial following the completion of enrollment for the iMMagine-1 trial.

On November 2, 2023, we announced the publication of an abstract for an upcoming oral presentation at the American Society of Hematology (ASH) Annual Meeting and Exposition taking place December 9-12, 2023 in San Diego, CA. The abstract contained updated data from the ongoing Phase 1 trial of CART-ddBCMA in patients with relapsed or refractory multiple myeloma.

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

We have identified an embedded lease within the Lonza Manufacturing Services Agreement; under Amendment 1 to the Lonza SOW, we have the exclusive use of, and control over, the manufacturing facility and equipment of the supplier during the contractual term of the manufacturing arrangement. We have elected to use the practical expedient and account for the lease component and the non-lease components as a single lease component. Lease commencement occurred during 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under our exclusive use and control. In September 2023, the Company signed Amendment 1 to the Lonza SOW, allowing the Company to gain exclusive use and control over additional space and equipment.

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

Income Tax Provision

The Company has recorded an income tax expense of zero and $41 thousand for the three and nine months ended September 2023 respectively, and zero for the same periods in 2022.

Based on the available objective evidence during the three and nine months ended September 30, 2023, the Company believes it is more likely than not that the tax benefits of U.S. losses incurred during prior years may not be realized. Accordingly, the Company did not record the tax benefits of U.S. losses previously incurred as of September 30, 2023. The primary difference between the effective tax rate and the statutory tax rate relates to the valuation allowance on the Company’s U.S. losses.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three months ended September 30,
	2023	2022	Change
Collaboration revenue	$14,957	$—	$14,957
Operating expenses:
Research and development	43,807	83,473	(39,666)
General and administrative	16,012	10,402	5,610
Total operating expenses	59,819	93,875	(34,056)
Loss from operations	(44,862)	(93,875)	49,013
Interest income, net	6,479	—	6,479
Interest expense	(959)	1,001	(1,960)
Other income, net	5,520	1,001	4,519
Loss before income taxes	(39,342)	(92,874)	53,532
Income tax benefit	6	—	6
Net loss	$(39,336)	$(92,874)	$53,538

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Three months ended September 30,
	2023	2022	Change
External costs:
CART-ddBCMA	$28,374	$67,484	$(39,110)
ACLX-001	637	2,379	(1,742)
ACLX-002	1,567	3,227	(1,660)
Other research and development costs	1,012	1,789	(777)
Total external costs	31,590	74,879	(43,289)
Internal costs	12,217	8,594	3,623
Total research and development expenses	$43,807	$83,473	$(39,666)

Research and development expenses were $43.8 million for the three months ended September 30, 2023 compared to $83.5 million for the three months ended September 30, 2022, a decrease of $39.7 million. The decrease in research and development expense between periods is primarily attributable to the decrease in costs associated with our CART-ddBCMA clinical program, with such costs primarily relating to an expense for a related right of use asset associated with an embedded lease for our Lonza manufacturing services agreement for which there is no alternate use of $15.9 million and $63.1 million respectively, for the three months ended September 30, 2023 and 2022. The increase in internal costs of $3.6 million is primarily due to higher personnel-related costs of $2.1 million and higher facility and equipment costs of $1.5 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses were $16.0 million for the three months ended September 30, 2023 compared to $10.4 million for the three months ended September 30, 2022, an increase of $5.6 million. This was primarily due to an increase of $4.1 million in personnel-related costs primarily consisting of a $4.0 million increase in stock-based compensation and an increase of $0.9 million in professional fees related to consulting, legal, accounting and audit services. S

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Collaboration revenue	$47,171	$—	$47,171
Operating expenses:
Research and development	105,065	123,612	(18,547)
General and administrative	46,985	27,643	19,342
Total operating expenses	152,050	151,255	795
Loss from operations	(104,879)	(151,255)	46,376
Interest income, net	17,251	—	17,251
Interest expense	(2,865)	1,568	(4,433)
Other income, net	14,386	1,568	12,817
Loss before income taxes	(90,493)	(149,687)	59,194
Income tax expense	(41)	—	(41)
Net loss	$(90,534)	$(149,687)	$59,153

Research and Development Expenses

Research and development expenses consist of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
External costs:
CART-ddBCMA	$62,229	$84,597	$(22,368)
ACLX-001	1,999	6,449	(4,450)
ACLX-002	3,936	5,620	(1,684)
Other research and development costs	2,704	4,287	(1,583)
Total external costs	70,868	100,953	(30,085)
Internal costs	34,197	22,659	11,538
Total research and development expenses	$105,065	$123,612	$(18,547)

Research and development expenses were $105.1 million for the nine months ended September 30, 2023 compared to $123.6 million for the nine months ended September 30, 2022, a decrease of $18.5 million, primarily related to the Company's multiple myeloma program, CART-ddBCMA. The decrease in CART-ddBCMA expense of $22.4 million between periods is primarily attributable to the decrease in the expense for a leased asset with no alternate use of $44.9 million compared to prior year. The decrease in CART-ddBCMA expense from the leased asset is offset by an increase of $22.5 million in other external CART-ddBCMA costs for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. The increase in internal costs of $11.5 million is primarily due to higher personnel-related costs of $7.0 million and higher facility and equipment costs of $3.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease in ACLX-001 costs in mainly due to decrease in external related costs when compared to the nine months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses were $47.0 million for the nine months ended September 30, 2023 compared to $27.6 million for the nine months ended September 30, 2022, an increase of $19.4 million. This was primarily due to an increase of $14.8 million in personnel-related costs primarily consisting of a $12.5 million increase in stock-based compensation and an increase of $2.1 million in professional fees related to consulting, legal, accounting and audit services.

0, 2021, an increase of $16.el related costs due to an increase in headcount, $4.3 mill

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $482.7 million. As of the date of filing this Quarterly Report on Form 10-Q, we have access to and control over all our cash, cash equivalents, and marketable securities.

To date, we have not generated any product revenue. We do not expect to generate any meaningful revenue from product sales unless and until we obtain regulatory approval of, and commercialize any of, our product candidates, except that our collaboration agreement with Kite will yield revenue up to the total estimated transaction price. We may also enter into other collaborative agreements with third parties, and we do not know when, or if, any will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company, particularly relating to our pending loss of EGC and smaller reporting company status. Adequate funding may not be available to us on acceptable terms or at all.

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and investments in marketable securities are adequate to fund operations into 2026.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$149,325	$(71,783)
Net cash used in investing activities	(175,529)	(151,296)
Net cash provided by financing activities	90,572	251,311
Net increase in cash, cash equivalents, and restricted cash	$64,368	$28,232

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2023 of $149.3 million was primarily attributable to our net loss of $90.5 million and amortization of premiums and discounts on marketable securities of $7.1 million offset by changes in operating assets and liabilities of $195.4 million and an adjustment for non-cash share-based compensation expense and right-of-use asset expense of $31.2 million and $18.2 million respectively.

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

Investing Activities

Net cash used in investing activities of $175.5 million during the nine months ended September 30, 2023 was attributable to $400.0 million in purchases of marketable securities and $16.1 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $240.7 million.

Net cash used in investing activities of $151.3 million during the nine months ended September 30, 2022 was attributable to $150.3 million in net purchases of marketable securities.

Financing Activities

Net cash provided by financing activities of $90.6 million during the nine months ended September 30, 2023 was primarily attributable to net proceeds of $100.0 million from the issuance and sale of 3,478,261 shares of our common stock at $28.75 per share and the proceeds of $4.6 million from the exercise of stock options and proceeds from stock issued pursuant to the employee stock purchase plan, offset by payments under finance leases totaling $14.0 million.

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

Contractual Obligations and Contingencies

As of September 30, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 except for our minimum non-cancellable costs payable to Lonza, which at September 30, 2023 was approximately $58.4 million.

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or area reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023 except for those relating to Revenue and Income Taxes disclosed in Note 2 to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and disclosed below.

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

Income taxes

We account for income taxes in accordance with ASC 740-10. Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment. ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Interest and penalties are classified as a component of interest and other expenses. To date, we have not been assessed, nor paid, any interest or penalties. Uncertain tax positions are measured and recorded by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. We continue to maintain a full valuation allowance for our net deferred tax assets. Income tax expense for the nine months ended September 30, 2023 relates to the revenue being recognized from the Kite Collaboration Agreement as discussed in Note 6 of these condensed consolidated financial statements included elsewhere in this report.

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

On the last business day of the second quarter in 2023, the aggregate market value of the Company’s shares of common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, the Company will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an EGC. As a result, among other things, the Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. The Company will adopt any accounting pronouncements deferred under the extended transition period election on or before December 31, 2023.

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

We have no products approved for commercial sale and have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $90.5 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $409.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate meaningful revenue from product sales, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or early clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $439.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2023, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Our business may be significantly adversely affected if events out of our control, such as the COVID-19 pandemic, disrupt our business or that of our third-party providers.

Our business could be significantly adversely affected by business disruptions to us or our third-party providers that could seriously harm our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, CMOs, and other contractors, consultants, and third parties could be subject to global pandemics (such as the COVID-19 pandemic), other geopolitical uncertainty and instability (including Russia’s actions in Ukraine), earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

While the extent of the impact of the recent COVID-19 pandemic on our business and financial results to date has been limited, the lasting effects of the pandemic on the drug development industry remains uncertain. A prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results. We have experienced and may in the future experience disruptions from COVID-19 to our business in a number of ways, including:

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from infectious diseases such as the COVID-19 virus. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs, while some continue to be in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

Risks Related to Reliance on Third Parties

We rely, and will continue to rely, on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

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

We currently have no sales organization and have a limited marketing organization and limited experience in marketing cell therapy products. If we are unable to establish adequate marketing and sales capabilities or establish or maintain relationships with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

We currently have no sales or distribution capabilities and have limited marketing capabilities and limited experience in marketing cell therapy products. If any of our product candidates ultimately obtains regulatory approval, we, whether alone or with Kite for programs that we commercialize together, may not be able to effectively or successfully market the approved product.

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

In addition, the California Consumer Privacy Act (“CCPA”) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and to provide such consumers a right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. Additionally, California voters voted to approve the California Privacy Rights Act (“CPRA”) in November 2020, which modifies the CCPA significantly, with most modifications going into effect January 1, 2023. The CPRA has created further uncertainty and has required, and may require, us to incur additional costs and expenses in an effort to comply. Many similar privacy laws have been enacted or proposed at the federal level and in other states. For example, Virginia, Colorado, Utah and Connecticut all have enacted general privacy legislation that has become, or will become, effective in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that becomes effective in 2024; Delaware, Iowa, and Tennessee have enacted similar legislation that becomes effective in 2025; and Indiana has enacted similar legislation that becomes effective in 2026. The CCPA, CPRA, and other new and evolving legislation may increase our compliance costs and potential liability.

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

We will no longer qualify as an “emerging growth company” or a "smaller reporting company" as of December 31, 2023 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies, subject to applicable transition relief.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

There were no sales of unregistered securities by us during the quarter ended September 30, 2023 that were not previously reported in current reports on Form 8-K filed with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 1.01 (Entry into a Material Definitive Agreement):

On September 1, 2023, we signed Amendment 1 to the Lonza SOW entered into in February 2022. Amendment 1 increased quantity of manufacturing slots from September 2023 through the end of the lease in December 2024 and increased the amount of capacity and equipment exclusively controlled by us.

These changes under Amendment 1 were accounted for as a lease modification, and we remeasured the lease liabilities for the modified lease as of the Amendment effective date. The remeasurement of the lease liabilities included fixed consideration with an undiscounted value of approximately $51.7 million, or $48.5 million discounted using the expected payment timeline and the incremental borrowing rate of 10.8%. This resulted in an increase of $15.9 million in lease liabilities. As we acquired ROU assets that represented assets acquired for research and development activities that did not have an alternative future use, we recorded the ROU assets as R&D expense immediately.

The foregoing description of the Amendment 1 to the Lonza SOW is not complete and is subject to, and qualified in its entirety by reference to, the Amendment 1 to the Lonza SOW, a copy of which is filed with this Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.		X	10-Q	3.1	8/14/2023
3.2	Second Amended and Restated Bylaws of the Registrant, as currently in effect.		X	8-K	3.1	12/16/2022
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 14, 2023		X	10-Q	3.3	8/14/2023
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.		X	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.		X	S-1/A	4.2	1/31/2022
10.1^	Amendment No.1 to Statement of Work A-1 between Registrant and Lonza Houston, Inc. dated February 16, 2022	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

Arcellx, Inc.

Date: November 13, 2023	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial and Accounting Officer)