Form 10-K
period 2023-12-31
Arcellx, Inc.
filed 2024-02-28
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41259

ARCELLX, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-2855917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 Bridge Parkway Redwood City, CA 94065	94065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 327-0603

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ACLX	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.3 billion based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
The number of shares of Registrant’s Common Stock outstanding as of February 23, 2024 was 52,796,618.

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
•
the ability of the risk mitigation strategies implemented during the partial clinical hold on the iMMagine-1 trial, including modifications to the protocol and additional efforts, to mitigate additional serious adverse events in the trial;
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

i

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
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, military conflicts in Ukraine, Israel, and the Middle East, economic sanctions, pandemics, public health emergencies and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
our anticipated use of our existing resources.

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

Our lead program is a BCMA-targeting ddCAR product candidate called anitocabtagene autoleucel or “anito-cel” (formerly, CART-ddBCMA), which is currently being evaluated in our pivotal Phase 2 “iMMagine-1” trial in patients with relapsed or refractory multiple myeloma (rrMM). We have partnered anito-cel with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement, as described in more detail in “Licenses and Collaborations” below (the Kite Collaboration Agreement). We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials: ACLX-001, which targets BCMA in rrMM and for which Kite has exercised its option to negotiate a license under the Kite Collaboration Agreement; and our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS).

In December 2023, at the Annual Meeting of the American Society of Hematology (ASH), we presented updated data from our ongoing Phase 1 clinical trial for anito-cel for the treatment of rrMM. We believe these results further demonstrate that our D-Domain technology can potentially provide meaningful clinical benefits. As of the October 15, 2023 data cutoff date, 38 patients were evaluable for safety and efficacy analysis, which required at least a 1-month follow-up visit per protocol using the 2016 International Myeloma Working Group (IMWG) uniform response criteria for MM. For more information regarding the 2016 IMWG uniform response criteria for MM, see the section entitled “Our Multiple Myeloma Program – anito-cel: Phase 1 Trial Preliminary Results” below. These evaluable patients comprised the dose escalation cohorts for the first dose level (DL1) (n=6), the second dose level (DL2) (n=6), and a dose expansion cohort of DL1 (n=26).

Key highlights from the data presented are as follows:

•
For the 38 efficacy evaluable patients with median follow-up of 26.5 months, per IMWG criteria:
•
100% overall response rate (ORR) achieved;
•
29 of 38 (76%) patients achieved complete response (CR) or a stringent complete response (sCR); and
•
35 of 38 (92%) patients achieved very good partial response (VGPR) or higher.
•
Of those evaluable for MRD testing (n=28), 25 (89%) were MRD-negative at a minimum of 10-5 sensitivity.
•
Median duration of response, progression free survival (PFS), and overall survival were not reached at the time of the October 15, 2023 data cut with 26.5 months of median follow-up because less than half of all dosed subjects had experienced an event of progression or death.
•
Using the Kaplan-Meier analysis, which calculates the cumulative survival probability in any given length of time through analysis of subjects who have had an event (death or progression) within specified time intervals:

•
Progression-free survival (PFS) rates, which reflect the percentage of patients who are alive and have not progressed, at 6, 12, 18 and 24 months were 92%, 76%, 64% and 56%, respectively;
•
PFS rates of patients with high-risk prognostic features (n=24) at 6, 12, 18 and 24 months were 92%, 74%, 65% and 59%, respectively; and
•
PFS rates among patients with extra-medullary disease (EMD) (n=13) at 6, 12, 18 and 24 months were 92%, 67%, 67% and 58%, respectively.
•
While median PFS is yet to be reached, the estimated Kaplan-Meier median PFS for the study population was 28 months at the time of the October 15, 2023 data cut with 26.5 months of median follow-up.
•
At the dose being used in the pivotal Phase 2 iMMagine-1 trial, 115 (+/- 10) million CAR+ T-cells (i.e., DL1 in this phase 1 trial), anito-cel continues to be well-tolerated.
•
Adverse events, including cytokine release syndrome (CRS) and immune effector cell-associated neurotoxicity syndrome (ICANS), have been manageable, and each event was resolved with standard management.
•
No cases of delayed neurotoxicity, cranial nerve palsy, parkinsonian symptoms nor Guillain-Barré syndrome have been observed through October 15, 2023.
•
No cases of grade 3 (or greater) CRS and only one case (3%) of grade 3 ICANS have been observed with no additional cases observed through October 15, 2023.

Of the 38 lots of anito-cel associated with patients for which preliminary clinical data from our Phase 1 clinical trial was reported, cell product for anito-cel had a mean viability of 98%, a mean percent CAR+ rate of 69%, and a mean yield of over one billion cells, more than sufficient for the RP2D of 115 (+/- 10) million cells.

Overall, patients enrolled in the trial had poor prognostic factors with 26 of 38 (68%) patients being penta-refractory and all 38 patients being triple refractory, with a median of four prior lines of therapy. 20 of 38 (53%) patients were aged 65 or older at time of dosing. 11 of 38 (29%) patients had high-risk cytogenetics. Of the patients enrolled in the trial, 24 of 38 (63%) patients had at least one of the following high-risk prognostic features: (a) having greater than or equal to 60% bone marrow plasma cells (BMPC), which are the malignant cells that cause multiple myeloma, (b) being at Stage III (most advanced stage) as defined by the Multiple Myeloma International Staging System (ISS) which is defined as having a serum ß2 micro globulin (B2M) value that is greater than or equal to 5.5 mg/L, or (c) having extra-medullary disease (EMD). A high percentage of BMPC and a high value of serum B2M are known biomarkers of poor prognosis and associated with increased tumor burden in MM clinical trials and observational studies. EMD is a condition in which myeloma cells form tumors outside the bone and bone marrow, involving one or more organs, including the liver, lymph nodes, skin, lungs, and central nervous system. EMD is also associated with worse prognosis, and patients with EMD or these other high-risk prognostic features have been reported to experience lower CR rates and shorter duration of response (DOR) in clinical trials of other BCMA-targeting CAR-T therapies. All patients enrolled scored 0 or 1 on the Eastern Cooperative Oncology Group Performance Status Scale and the subtypes of MM were representative of the natural distribution of MM subtypes.

We believe the preliminary results from our Phase 1 clinical trial of anito-cel in an enrolled population with poor prognostic indicators demonstrate the potential for anito-cel to become a best-in-class treatment for patients suffering from rrMM, including those considered high risk. MM is the third most common hematological malignancy in the United States and Europe, with approximately 35,000 new cases diagnosed per year in the United States. Although changes in the treatment landscape for MM have increased the rates of and depth of response (antitumor activity), MM is currently considered incurable; and patients typically have a life expectancy of just over five years. In 2023, the size of the global MM market was greater than $20 billion. We estimate the current total addressable global CAR-T market for rrMM to be $12 billion or more based on the number of patients who are receiving second line treatments and beyond.

In November 2022, we announced the initiation of our pivotal iMMagine-1 Phase 2 clinical trial of anito-cel in rrMM, which followed the completion of activities and submission of IND amendments for the technical transfer of our cell manufacturing and vector supply to Lonza Houston, Inc. and Oxford Biomedica, respectively, for our pivotal trial. Based on our recent discussions with the FDA, we believe that results from our iMMagine-1 Phase 2 clinical trial, if positive, together with the results from our Phase 1 trial could be sufficient to support the filing of a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA). We also intend to rapidly pursue clinical development of anito-cel in earlier lines of therapy through a Phase 3 clinical trial. As described in more detail in “Licenses and Collaborations” below, we are collaborating with Kite to co-develop and co-commercialize anito-cel as well as other autologous and non-autologous CAR-T cell therapies that use the same D-domain BCMA binder for the treatment of MM, pursuant to the Kite Collaboration Agreement.

We have summarized our preclinical and clinical programs in the pipeline chart below and indicated where such programs are subject to the Kite Collaboration Agreement, which is described in “Licenses and Collaborations” below. Except for such partnered programs, we have worldwide rights to all our programs.

* Kite exercised its option to negotiate a license for ACLX-001 and retains one remaining option for a select ARC-SparX program in multiple myeloma and lymphoma

We are also advancing our novel ARC-SparX programs, including our clinical-stage programs, ACLX-001 in rrMM and wholly-owned ACLX-002 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS). ARC-SparX are adaptable versions of ddCARs where the antigen-targeting region is located on a SparX protein that can be dosed separately from the ARC-T cells, our proprietary D-Domain based universal CAR-T-cells that are designed to activate only when bound to a SparX protein that is bound to an antigen on a cell. We believe that controlling ARC-T activation with SparX protein effectively separates the antigen-recognition and killing functions, which allows for a more controlled, modular approach to CAR-T therapy, as SparX dosing may be modified over the course of treatment to reduce toxicities, multiple SparX proteins may be incorporated to address antigen heterogeneity, and additional functionality (i.e., logic-gating) may be designed to expand the utility of CAR-T therapy. Further, the approach has potential to simplify the manufacturing and the regulatory path of multiple CAR-T programs, as the ARC-T programs can utilize the same vector and express the same binding domain. Our preclinical studies of our ARC-SparX product candidates have demonstrated that ARC-T cells can be activated by different SparX proteins that target different antigens suggesting that ARC-SparX can potentially address antigen heterogeneity, and thereby address some harder to treat indications.

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

We believe we have built a broad and scalable pipeline that positions us to capitalize on the potential of our proprietary platform technologies and potentially achieve long-term growth and sustainability within the field of cell therapy. We believe our therapeutic approaches, ddCAR and ARC-SparX, will enable us to select mechanisms that are most appropriate for each target and indication we may choose to pursue based on underlying disease biology and patient need, such as in solid tumors, including small cell lung cancer (SCLC) and hepatocellular carcinoma (HCC). We are also integrating AI-powered discovery and computational tools to expand the applicability of our platforms.

Our D-Domain platform has broad potential utility for additional cell modalities, targets, therapeutic areas and applications and we plan to expand our pipeline beyond hematologic and solid cancers to autoimmune disease, as well as to allogeneic and other cell types, including through our collaboration with Kite. We believe our preliminary Phase 1 clinical data for anito-cel have demonstrated that D-Domains can potentially provide meaningful clinical benefits. Our D-Domain platform consists of structurally unique binders that are small and stable, which can be consistently manufactured. They can also be modified to generate diverse libraries of proprietary target- binding domains. The small size and structure of our D-Domain binders compared to other antigen binding domains used in CAR constructs, such as scFvs, are illustrated above. In our preclinical studies, we have demonstrated that CARs with D-Domains exhibit higher transduction efficiency, higher surface expression, and lower tonic signaling than CARs with scFvs, which we believe can lead to cell therapies with improved therapeutic benefit and reduced toxicity. From our Phase 1 clinical trial of anito-cel, we reported preliminary data that we believe supports efficacy and safety benefits, as well as potential manufacturability advantages associated with our D-Domain technology.

The recent availability of cell therapy products, such as CAR-T-cells, introduced an unprecedented “living therapeutic” modality that offers benefits well beyond what previous oncology modalities offered. For the first time, these therapeutics directly harness the strength of the patient’s own immune system to significantly reduce, even potentially eradicate, tumors. While CAR-T and other genetically modified cell therapies have shown significant progress in extending or improving the lives of patients who often have no other treatment options, there remain limitations to their broader use, including variable long-term efficacy, significant adverse effects, narrow applicability, and limited access. Our mission is to advance humanity by engineering cell therapies that are safer, more effective, and broadly accessible. We plan to achieve this goal by maximizing the impact of our proprietary D-Domain binders, which may enable CAR-Ts to have distinct advantages that address these limitations, including achieving promising preliminary clinical data with high ORR and durable responses, potentially differentiated safety profile, opportunity to treat a broader group of patients, and potential manufacturability advantages through our D-Domain technology and the partnership with an experienced CAR-T company (see Kite Collaboration Agreement), as detailed in the section entitled “Cell Therapy Background & Current Limitations” below.

The foundation of our competitive advantage is our proprietary technology, clinical evidence, track record of execution, manufacturing success, and assembly of a proven management team. We believe these advantages, and our recent partnership around our lead program anito-cel with global cell therapy leader, Kite, position us to achieve significant market share in a large and attractive market and to ultimately transform the cell therapy market, contributing to a significant advancement in medicine.

Our Strategy

Our strategy to achieve our mission is as follows:

•
In collaboration with Kite, advance anito-cel to treat rrMM patients in the United States and abroad;
•
Develop a comprehensive ARC-SparX AML/MDS program;
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

As of December 31, 2023, we had 130 full-time employees and we are committed to continuing to build and maintain a diverse and inclusive organization. We believe focusing on diversity and inclusion is not only the right thing to do but is also a competitive advantage. We are purposeful in our efforts to seek and retain top diverse talent from underrepresented groups as reflected throughout our organization:

•
Total Company: 53% female; 68% diverse (gender, racial & ethnic representation);
•
Executive Leadership: 45% female; 73% diverse;

•
Directors roles: 41% female; 54% diverse;
•
Managers and senior scientists with managerial responsibilities: 40% female; 60% diverse; and
•
Technical and Scientific roles: 52% female; 67% diverse.

Demographics are self-reported and diversity numbers are representative of both gender and ethnic diversity. Our commitment to diversity does not stop within the walls of our organization. With our mission of advancing humanity, we believe in equitable access to healthcare. Inclusive research programs that encompass real-world patient populations can contribute to addressing racial inequality in healthcare. We are dedicated to expanding representation within our clinical trials. We also believe deeply in corporate social responsibility and being conscious stewards in our society. We are devoted to leveraging our science to make a positive impact for the patient and local communities we serve. As our organization expands, we intend to grow our community involvement and outreach efforts and establish our corporate brand as a force for good through corporate philanthropy, patient advocacy, and employee volunteerism.

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

The recent availability of cell therapy products introduced an unprecedented “living therapeutic” modality that offers benefits well beyond what previous oncology modalities offered. For the first time, these therapeutics directly harness the strength of the patient’s own immune system to significantly reduce, even potentially eradicate, tumors. Initially evaluated in indications where patients were refractory to multiple lines of therapy and had generally exhausted their therapeutic options, adoptive cell therapies have shown response rates that exceed many other available modalities, and are now being evaluated in earlier line settings. Particularly striking is that these responses are achieved with a single, personalized administration of the cell therapy, generally achieving rapid and durable responses with toxicities resolving in days to weeks. This transformative therapy results in extended quality of life benefits without maintenance or additional treatment.

As of December 31, 2023, there are six FDA approved CAR-T cell therapies:

•
Carvykti (ciltacabtagene autoleucel), which has been approved by the FDA for treatment of adult patients with rrMM after four or more prior lines of therapy;
•
Abecma (idecabtagene vicleucel), which has been approved by the FDA for treatment of adult patients with rrMM after four or more prior lines of therapy;
•
Breyanzi (lisocabtagene maraleucel), which has been approved by the FDA for treatment of adult patients with large B-cell lymphoma (LBCL) that is refractory to first-line chemoimmunotherapy or relapse after first-line chemoimmunotherapy within 12 months or are also ineligible for stem cell transplantation, and relapsed or refractory LBCL after two or more lines of systemic therapy;
•
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
•
Tecartus (brexucabtagene autoleucel), which has been approved by the FDA for treatment of adult patients with relapsed or refractory mantle cell lymphoma and adult patients with relapsed or refractory B-cell precursor ALL; and

•
Yescarta (axicabtagene ciloleucel), which has been approved by the FDA for treatment of adult patients with LBCL that is refractory to first-line chemoimmunotherapy or relapse within 12 months of first-line chemoimmunotherapy, and relapsed or refractory LBCL after two or more lines of systemic therapy, and adult patients with relapsed or refractory follicular lymphoma after two or more lines of systemic therapy.

Hematologic cancers represent a robust and growing market opportunity for CAR-T cell therapies. These cancers, which include leukemia, lymphoma and myeloma, account for approximately 10% of all cancer incidence in 2020. Sales of CAR-T therapies in hematologic cancers exceeded $3.5 billion in 2023, representing YoY growth of 38%. We estimate that the total market opportunity for cell therapy in hematologic cancers is approximately $66 billion.

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
•
Significant Adverse Effects: Some cell therapies also have the potential to cause several adverse effects. Uncontrolled cellular expansion and potentially related side effects such as delayed neurotoxicity, cranial nerve palsies, and parkinsonian symptoms, and Guillain-Barré syndrome as well as other “on-target, off-tumor” toxicities may stifle the broader use of these therapies in several key ways. Specifically, they may limit the number of patients that are eligible for treatment, complicate adoption into earlier lines of treatment, preclude the use of these therapies in the non-academic and outpatient settings, and increase costs to patients, payers and providers due to the need for intensive care unit access when they are used.
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

Our Solution

Our mission is to advance humanity by engineering cell therapies that are safer, more effective, and broadly accessible. We plan to achieve this goal by maximizing the impact of our proprietary D-Domain binders, which enable CAR-Ts to have distinct advantages including:

•
Promising Preliminary Clinical Data–High ORR and Durable Responses: In our Phase 1 clinical trial of anito-cel in patients with rrMM, for the 38 patients evaluable for efficacy evaluation, we reported an ORR of 100% and the DOR is promising with all 38 patients having had their 12-month follow-up visit by October 15, 2023 and more than half were in ongoing response as of such date with a median follow up of 26.5 months. We believe these preliminary results demonstrate the capability of D-Domains not only to effectively bind target antigens and drive CAR-T cell proliferation but also to enable efficient killing of a substantial proportion of tumor cells. High cell surface expression and low propensity for tonic signaling of D-Domains may enable more effective interactions between the CAR and the antigen as well as reduced T-cell exhaustion, which may explain the rapid and long-term responses currently observed in our Phase 1 clinical trial, despite a highly pre-treated, refractory patient population.

•
Potentially Differentiated Safety Profile: We believe the small and stable structure of the D-Domain enables a high transduction rate, resulting in a high proportion of cells expressing the CAR construct on the cell surface (CAR+ cells), as we observed in our Phase 1 trial of anito-cel. A high proportion of CAR+ cells lowers the total number of T-cells required to be administered which we believe may yield a therapy with an improved toxicity profile, consistent with currently available results of the Phase 1 trial of anito-cel. In our Phase 1 trial of anito-cel, we did not observe any delayed neurotoxicities, Guillain-Barré syndrome, cranial nerve palsies, nor Parkinsonian symptoms in the entire population through the follow-up period. Additionally, a 2022 cross-trial safety analysis on CAR-Ts by the FDA supports this concept, finding lower transduction frequency in the CAR-T product was significantly associated with higher rates of severe CRS.
•
Opportunity to Treat a Broader Group of Cancer Patients: We believe the preliminary positive results of our Phase 1 clinical trial of anito-cel underscores the advantages conferred by our D-Domain binders, which may be applicable across a wide variety of tumor antigen targets in the future. Based on the differentiation of the D-Domain, and the breadth and depth of our D-Domain libraries, we believe we can expand to a broader group of patients, including those with heterogeneous tumor antigen expression and antigen targets that might be difficult to target. We are currently developing therapies within both our ddCAR and ARC-SparX platforms to treat a broad variety of indications, starting with rrMM and AML/MDS and, in the future, solid tumors.
•
Potential Advantages from D-Domain Manufacturability and Experienced CAR-T Partner: We believe the manufacturing data from our Phase 1 clinical trial of anito-cel demonstrate the potential manufacturing advantages conferred by D-Domains vs. scFv and biologics-based constructs used in CAR-T therapies. Along with the experience and established CAR-T infrastructure offered by our Kite Collaboration Agreement, which has resulted in high success rates and reliability in delivering their currently marketed products, we are encouraged by our combined potential to mitigate the supply constraints which have limited BCMA CAR-T launches to date. Further, we believe the Kite Collaboration Agreement and the associated economic terms substantially limits our need for additional capital to build out commercial manufacturing infrastructure.

The foundation of our proprietary platform is our D-Domain technology, that has generated promising initial clinical data. We believe our D-Domain technology is a transformational platform that enables us to take the right approach for the right indication within cell therapy. The strengths of the D-Domains are its size, stability, and structure which make it a unique and essential building block for making next generation CAR-Ts to unlock the potential of this therapeutic category which is poised to be one of the forward pillars of medicine. Our method of generating D-Domains, and the individual binders themselves are protected in our patent portfolio, which as of December 31, 2023, includes 28 U.S. and foreign patents and over 860 U.S. and foreign pending applications.

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

Structurally Unique D-Domains: The unique structural features of our D-Domain may confer the unique combination of properties we observe in our ddCAR product candidates, such as high cell surface expression, high proportion of CAR+ cells (high transduction rate), and low tonic signaling, which we believe have contributed to the efficacy, safety, and manufacturability profile observed in our Phase 1 trial of our lead program anito-cel. D-Domains are short polypeptides that spontaneously fold into a stable triple alpha-helical structure. The D-Domain is derived from a 73 amino acid synthetic protein, α-3D, that has no known homolog in nature or apparent function as first described in a paper by Walsh, et al. that appeared in the Proceedings of the National Academy of Sciences in 1999. This domain is devoid of post-translational glycosylation or disulfide bonds leading to consistent manufacturability via microbial, fungal or mammalian protein expression. Additional key structural features of the D-Domain are as follows:

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
PD-L1 Binding (A450)
D domain
Dilution (log)
25C
40C
55C
70C
100C

scFvs can unfold and/or aggregate leading to malfunction

Aggregation
% of monomeric protein
100
50
0
scFv
p26
q26

Thermal Stability
PD-L1 Binding (A450)
scFv
Dilution (log)

When utilized in CARs, we believe the structural properties of the D-Domain translate into unique benefits of high transduction rates, high cell surface expression, and low tonic signaling. To modify the binding properties of the D-Domain, we can vary the amino acids on the D-Domain scaffold. In the context of ddCARs, we believe the D-Domain structure creates an efficient and scalable cell manufacturing process, as demonstrated by our high CAR+ rate, yield, and viability of cell product made to date. See “Manufacturing and Delivery—anito-cel Cell and ARC-T Cell.”

•
High Transduction Rate: In the manufacturing of 38 lots of anito-cel associated with patients for which preliminary clinical data from our Phase 1 clinical trial was reported, we have achieved transduction rates ranging from approximately 48% to 87%. We believe this high transduction efficiency may improve product consistency and reduce the number of untransduced T-cells administered to patients that do not contribute to efficacy but may contribute to toxicity. Our high transduction rate compares favorably with previously published Phase 1 data regarding the transduction rates for Abecma (then known as bb2121) and Carvykti (then known as JNJ-4528), as shown in the left panel of the figure below. While we believe these data suggest that anito-cel has a meaningful advantage in transduction efficiency over existing CAR-T therapies, these data are based on a cross-trial comparison and not a head-to-head clinical trial and may not be directly comparable due to differences in trial designs and methodologies. As manufacturing processes and vectors can also be vastly different across cell products, we also engineered a vector where the D-Domain was replaced by an scFv targeting BCMA while leaving all other conditions identical to isolate the effects on transduction from using a D-Domain as compared to scFv. As shown in the right panel of the figure below, our anito-cel transduced T-cells demonstrated superior transduction efficiency when compared to scFv transduced T-cells derived from multiple normal human donors.

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

ARC-SparX Platform

Our ARC-SparX platform is a controllable and adaptable modular therapy that builds on our ddCARs platform by replacing the antigen binding domain of the T cell with a novel synthetic binding domain that recognizes only SparX proteins, which contain the antigen binding domain. When the SparX protein’s antigen binding domain recognizes and binds to the antigen on a diseased cell, it recruits the ARC-T cell to kill the diseased cell.

SparX
Diseased
Cell
ARC-T
Cell
Death

ARC-SparX Product

Our ARC-T-cells are designed to remain in an inactive state, or silenced, and activate only when combined with a SparX protein that is bound to an antigen on a cell. We believe that controlling ARC-T activation with SparX protein effectively separates the antigen-recognition and killing functions. By separating these functions, our approach renders the killing function of the ARC-T cell dependent on the antigen specificity and dose of the SparX protein enabling a differentiated CAR-T expansion and proliferation profile as compared to conventional CAR-T therapy. The separation of the CAR-T from the antigen binding domain allows for a more controlled, modular approach to CAR-T therapy, as SparX dosing can be modified over the course of treatment, multiple SparX proteins may be incorporated, and additional functionality (i.e., logic-gating) may be designed to expand the utility of CAR-T therapy. Further, the approach may simplify the manufacturing of multiple CAR-T programs and the regulatory path, as the ARC-T programs can utilize the same vector to express binding domain. We also believe unregulated killing, which induces severe toxicities, may be mitigated with our approach by adjusting the dose and schedule of SparX protein administration, which may expand the antigens that can be targeted safely with CAR-T therapy. Additionally, stopping the dose of the SparX protein periodically can allow the ARC-T-cells to rest after activation lowering the risk of T-cell exhaustion, which is a common cause of rapid decline of genetically modified T-cells.

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

We have conducted preclinical studies in which we have observed the ability of SparX proteins to control the killing function of ARC-T-cells in a dose-dependent manner

Adaptability of Treatment Regimen. Because ARC-T-cells are not antigen-specific, they can be adapted to changing disease conditions by the administration of additional SparX proteins with different target specificity. Due to tumor heterogeneity and downregulation or loss of the target antigen, relapsed or refractory disease remains a significant issue for CAR-T therapy. On our ARC-SparX platform, physicians can administer different SparX proteins to redirect the same ARC-T-cells to new antigens. This is particularly important in settings where tumors may be heterogeneous or downregulate expression of the antigen(s) targeted by the initial SparX proteins. We believe that our ARC-SparX platform can address refractory disease caused by tumor heterogeneity because the same ARC-T-cells can be redirected in vivo to target different antigens through the administration of different SparX proteins for personalized therapy tailored to the molecular profile for each patient’s disease. This will be particularly important as we move beyond B cell malignancies into indications like AML/MDS or solid tumors. We believe our in vivo preclinical studies support the ability of ARC-T-cells to kill heterogeneous tumors through sequential administration of SparX proteins with different target specificity.

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

Efficient Regulatory Process. Because the ARC-T cell manufacturing process is identical across all ARC-SparX programs, the regulatory requirements will be shared across the platform. This may provide advantages that will span global regulatory filings from IND through post BLA requirements.

Our Pipeline Approach

We are leveraging the full breadth of our platform by matching ddCARs and ARC-SparX with the indications in which they would be most effective based on the biology, patients, and market dynamics.

In MM, we plan to:

•
Evaluate the efficacy of our lead product candidate, anito-cel, in our iMMagine-1 Phase 2 pivotal trial in rrMM and seek regulatory approval in collaboration with Kite;
•
In collaboration with Kite, pursue expanded access to anito-cel through label expansion clinical trials;
•
Through our ex-U.S. partner, Kite, pursue clinical development of anito-cel in other key geographies, such as Europe and Asia; and
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

Our Pipeline

We have built a broad and scalable pipeline that has positioned us to capitalize on the potential of our proprietary platform technologies and achieve long-term growth and sustainability within the field of cell therapy. We have summarized our preclinical and clinical programs in the pipeline chart below and indicated where such programs are subject to the Kite Collaboration Agreement, which is described in “Licenses and Collaborations” below. Except for such partnered programs, we have worldwide rights to all of our programs:

* Kite exercised its option to negotiate a license for ACLX-001 and retains an option for additional select ARC-SparX programs in multiple myeloma and lymphoma

Our Multiple Myeloma Program

Our MM program is led by our anito-cel product candidate, which is an autologous cell therapy comprised of D-Domain powered T-cells that have been genetically modified to recognize and kill specific cells expressing BCMA, a target antigen for multiple myeloma. In collaboration with Kite, we are advancing our anito-cel product through our iMMagine-1 Phase 2 pivotal trial in patients with rrMM, which we initiated in the fourth quarter of 2022 and thereafter plan to pursue U.S. regulatory approval. anito-cel has been granted Fast Track and Orphan Drug by the FDA. In May 2021, we also received Regenerative Medicine Advanced Therapy (RMAT) designation for anito-cel for the treatment of multiple myeloma. Following completion of enrollment for our iMMagine-1 Phase 2 pivotal trial, in collaboration with Kite, we plan to continue to enroll more patients into additional clinical trials, to support label expansion to enter into earlier lines of therapy and include patients who have had prior BCMA-targeted. Additionally, pursuant to the Kite Collaboration Agreement, as further described in “Licenses and Collaborations” below, Kite will pursue international clinical trials to expand into geographic locations in Europe and Asia-Pacific. We are also advancing our initial ARC-SparX program, ACLX-001, an immunotherapeutic combination composed of ARC-T-cells and bi-valent SparX proteins targeting BCMA, to treat rrMM. This program is designed to lay the foundation for our ARC-SparX platform. In December 2023, Kite exercised its option under the Kite Collaboration Agreement to negotiate a license for ACLX-001.

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

The median age of MM patients at diagnosis is 69 years with one-third of patients diagnosed at an age of at least 75 years. Because MM tends to afflict patients at an advanced stage of life, patients often have multiple co-morbidities and toxicities that can quickly escalate and become life-endangering. Despite the development and use of multiple new therapies, including second generation proteasome inhibitors (PI) and immunomodulatory drugs (IMiD), stem cell transplantation and CD38-binding monoclonal antibodies, the five-year survival rate is still approximately 60% and MM remains incurable in most patients.

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

Currently, multiple BCMA-targeting therapies are approved, in development or under regulatory review, including T cell engagers (TCEs), antibody drug conjugates (ADCs) and other CAR-T therapies.

In 2023, the size of the global MM market was greater than $20 billion. We estimate the current total addressable CAR-T market for rrMM to be $12 billion or more based on the number of patients who are receiving second line treatments and beyond.

As of December 31, 2023, the two CAR-T therapies targeting BCMA that have been approved by the FDA are Abecma and Carvykti, developed and marketed by 2seventy bio/Bristol Myers Squibb and Legend/Johnson & Johnson, respectively. In addition to their current approvals in rrMM after four or more prior lines of therapy, both are currently under regulatory review for and also enrolling additional clinical trials to expand into earlier lines of multiple myeloma treatment. Carvykti, developed by Legend/Johnson & Johnson, has demonstrated an ORR of 97.9%, a CR/sCR rate of 82% and an estimated median progression-free survival (mPFS) of 34.9 months in the Phase 1b/2 CARTITUDE-1 trial. Abecma developed by 2seventy bio/Bristol Myers Squibb, has demonstrated an ORR of 73.4%, and an sCR/CR rate of 33% with an estimated mPFS of 8.8 months in the Phase 2 KarMMa trial. Although approved BCMA-targeting CAR-T therapies represent a step forward, there remains a need for improved overall response, durability, safety, and accessibility, especially in difficult to treat patient populations. For example, across the clinical trials of Abecma and Carvykti, several poor prognostic factors have been identified including the presence of extra-medullary disease (EMD) and more broadly plasmacytomas, ISS stage 3, high tumor burden, and high-risk cytogenetics. In clinical trials, these patients demonstrated shorter PFS rates. For example, in the Phase 1 trial of Carvykti (LEGEND-2), for instance, the CR rate was approximately 60% in patients with EMD (compared with approximately 80% in non-EMD patients) and mPFS was 8.1 months for patients with EMD (versus approximately 25 months in non-EMD patients). In the Phase 1b/2 trial of Carvykti (CARTITUDE-1), patients with plasmacytomas (of which ~2/3 had EMD) demonstrated a mPFS of 13.8 months, patients with ISS stage 3 disease demonstrated a mPFS of 15.0 months, patients with BMPC ≥60% demonstrated a mPFS of 24.1 months, and patients with high risk cytogenetics demonstrated a mPFS of 21.1 months.

In addition to the FDA-approved CAR-T therapies targeting BCMA, several other BCMA-targeting therapies have been approved by the FDA for treatment of rrMM, these include BCMA-targeting TCEs and ADCs.

•
In October 2022, the BCMA-targeting bispecific antibody, Tecvayli developed by Johnson & Johnson, received accelerated approval for treatment of adults with rrMM who have received at least four prior lines of therapy. Tecvayli has reported an ORR of 63% and a CR/sCR rate of 45%, with a mPFS of 11.3 months. However, Tecvayli is dosed weekly or biweekly in some cases, administered under a Risk Evaluation and Mitigation Strategy (REMS) program and requires hospitalization through the initial titration period.
•
In August 2023, the BCMA-targeting bispecific antibody, Elrexfio, developed by Pfizer, received accelerated approval for treatment of adults with rrMM who have received at least four prior lines of therapy. Elrexfio has reported an ORR of 61% and a CR/sCR rate of 37%, with a mPFS of 17.2 months. However, Elrexfio is dosed weekly or biweekly, administered under a REMS, and requires hospitalization following administration of the initial doses.
•
The BCMA-targeting ADC, Blenrep was an approved product, but the manufacturer, GSK, began the withdrawal of the U.S. marketing authorization in November 2022, at the request of the FDA. In November 2023, GSK announced positive results from the Phase 3 DREAMM-7 trial of Blenrep in rrMM, which were presented in February 2024.

anito-cel: Phase 1 Trial Preliminary Results

The anito-cel Phase 1 multi-center, open label, trial is the first involving one of our proprietary D-Domains and was designed to test anito-cel in rrMM patients to evaluate the safety profile of escalating dose levels (DL) and to expand enrollment at a selected dose to further characterize the efficacy and safety profile of that dose. To be eligible, patients must have had at least 3 prior lines of treatment, which had to include an immunomodulatory drug (IMiD), a proteosome inhibitor (PI), and an anti-CD38 antibody, be refractory to the most recent line of therapy, have an ECOG performance status of 0 or 1, have measurable disease, and have adequate function of vital organs. If eligible, patients were enrolled, underwent leukapheresis (apheresis), and could receive bridging therapy while cell manufacturing occurred. When anito-cel cell manufacturing was complete, patients received lymphodepleting (LD) chemotherapy with fludarabine (Flu) and cyclophosphamide (Cy) on days -5, -4, and -3. On day 0, patients received an intravenous infusion of anito-cel. After infusion, patients were evaluated at fixed intervals for assessment of AEs and evidence of objective response using PET/CT scan, serum measurement of M-protein (including heavy or light chain measurement), and measurement of number of malignant plasma cells in bone marrow aspirates. Safety data are assessed for dose limiting toxicity in the first 28 days following infusion and will be collected throughout the trial. Long-term safety data will be collected for up to 15 years per health authority guidelines. Efficacy data are assessed pursuant to the International Myeloma Working Group (IMWG) criteria on a monthly basis for the first 6 months and then quarterly for up to two years, or upon symptomatic relapse.

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

Overall Response Rate (ORR) includes patients that achieved sCR, CR, VGPR or PR. sCR and CR do not indicate that the patient was cured of the condition, as the disease is currently considered incurable.

The clinical trial began enrollment in December 2019 and the first patient was dosed in February 2020. Four clinical trial sites participated in the Phase 1 trial. We completed the dose escalation component with 6 patients each enrolled in DL1 (100

(+/-20%) x 106 cells) and DL2 (300 (+/- 20%) x 106 cells) and enrolled additional patients (n=26) at DL1 for further characterization of safety and preliminary efficacy. The median dose administered in DL1 was 115 million cells (range, 112-120 million cells), and the recommended Phase 2 dose (RP2D) is 115 (+/- 10) x 106 CAR+ cells. The preliminary data from the dose escalation were most recently presented at the 2023 Annual Meeting of the American Society of Hematology (ASH). In the safety and efficacy analysis, 38 patients were evaluable, 32 in the DL1 and 6 in DL2.

Median administered dose at DL1, 115 million cells (range, 112-120 million cells)

The median age of enrolled patients was 66 years (range 44-76). Twenty-three (61%) patients were male and 15 were female (39%). Bone marrow replacement of ≥60% with malignant plasma cells was present in 9 (24%) of 38 patients, 7 patients (18%) had ISS Stage III (i.e., B2M ≥5.5) disease, and 13 (34%) had EMD. Combining these three attributes into a collective term of “high risk prognostic features,” 24 (63%) of all patients had at least 1 of these features. All 38 subjects were evaluable for cytogenetic evaluation, and 11 (29%) had high-risk cytogenetics (defined as Del 17p, t(14;16), or t(4;14)). The median number of prior lines of therapy was 4 (range 3-16). All patients (38; 100%) had triple class refractory disease and 26 (68%) had penta-refractory disease. Taken together, these demographic data indicate the patient population enrolled in this trial had poor prognosis with expected median overall survival in the range of 6-8 months based on published analyses of patients with similar characteristics.

Note: As of October 15, 2023; * Eastern Cooperative Oncology Group Performance Status Scale; ^ two additional subjects in high risk resulting from ongoing data review; ** EMD is a form of Multiple Myeloma characterized by the presence of a non-bone based plasmacytoma; # Defined as the presence of Del 17p, t(14;16), or t(4;14).

As of the October 15, 2023 data cutoff date, the ORR was 100%, the CR/sCR rate was 76%, the VGPR rate was 16%, and the PR rate was 8%. As previously presented (ASH Presentation 2022), the likelihood of achieving CR/sCR increased with longer follow-up. This observation is consistent with other rrMM studies, especially in BCMA-targeted CAR-T cell trials, primarily related to the IMWG criteria for CR/sCR. Additionally, 89% (n=25 of 28) of all subjects who are evaluable for minimal residual disease testing (MRD) were negative at the depth of 10-5. Evaluable patients had identifiable malignant clone in the baseline bone marrow aspirate.

As of the October 15, 2023 data cutoff date, with a median follow up of 26.5 months, a final mPFS could not yet be determined because less than half of the treated subjects have had an event (progression or death). The projected mPFS at the time of the data cutoff date was 28 months. For those subjects with CR/sCR (n=29), the median follow up was 26.5 months, and the mPFS had also not been reached.

Median Follow-Up: All Patients 26.5-mo. [14-44]; CR/sCR Patients 26.5-mo. [15-44]

A Kaplan-Meier analysis of all subjects demonstrated a PFS rate at 6, 12, 18, and 24 months of 92%, 76%, 64%, and 56%, respectively. A subgroup analysis of subjects with high risk clinical features (defined as presence of EMD, BMPC ≥ 60%, or B2M ≥ 5.5) indicated similar PFS rates at 6, 12, 18, and 24 months of 92%, 74%, 65%, and 59%, respectively. In the subgroup of patients with extramedullary disease (EMD), similar PFS rates were observed at 6, 12, 18, and 24 months of 92%, 67%, 67%, and 58%, respectively.

* High Risk defined as a patient with EMD, ISS Stage III (B2M ≥ 5.5), or BMPC ≥ 60%

Of the 38 patients dosed in our Phase 1 trial of anito-cel, all (100%) were evaluable for safety analysis. No delayed neurotoxicities, Guillain-Barré syndrome, cranial nerve palsies, nor Parkinsonian symptoms were observed in the entire population through the follow-up period. The rate of AEs of grade 3 or higher CRS and ICANS are of special interest (AESIs). A potential difference was observed in the incidence of AESIs in DL2 compared with DL1. Specifically, in DL2 (n=6), 1 patient had a grade 3 CRS event and another had a grade 3 ICANS event, while no events of grade 3 or higher CRS or ICANS occurred in the 6-patient dose escalation cohort of DL1. After dose expansion at the RP2D, no events of grade 3 or higher CRS were observed in a total of 32 subjects. and only 1 (3%) out of 32 patients had a grade 3 ICANS event. In combined analysis of all patients in DL1, 30 (94%) had a grade 1 or 2 CRS event but 0% had grade 3 or higher CRS. The median time to onset of CRS was 2 (range 1-12) days and median duration was 8 (range 2-14) days. The median time to ICANS onset was 4.5 days (range 3-6 days) with a median duration of 7.5 days (4-11 days). All cases of ICANS and CRS resolved with standard interventions, such as tocilizumab and dexamethasone. We are continuing to perform analyses to determine whether any patients may be treated as an outpatient. Additional AEs, regardless of attribution, were presented at the ASH 2023 Annual Meeting and are presented in the figures below. The observed AEs are consistent with those of other autologous CAR-T-cells in clinical trials and in commercial use.

Note: Median duration numbers updated due to ongoing data review; a) Aspartate Aminotransferase Test; b) Grouped category for sepsis

*Infusion Day 0 is considered Study Day 1

anito-cel: Phase 2 Pivotal Trial in rrMM (iMMagine-1)

Our Phase 2 pivotal trial of anito-cel in rrMM, the iMMagine-1 trial was initiated in the fourth quarter of 2022. The trial is a single-arm, open-label, evaluation of the efficacy of anito-cel, as measured by the primary endpoint of ORR. Key secondary endpoints include sCR/CR rate and duration of response of a single infusion of anito-cel after lymphodepleting chemotherapy. The primary endpoint was selected based on historical precedent of the primary endpoint used in other CAR-T pivotal trials and the selection of this primary endpoint has been reviewed and agreed with the FDA. Based upon feedback from regulatory authorities, we plan to include a total of approximately 110 patients in the pivotal trial, which will be the primary analysis used for review for consideration of approval. To be eligible, patients must have had at least 3 prior lines of treatment, which had to include an IMiD, PI and an anti-CD38 antibody, be refractory to the most recent line of therapy, have an ECOG performance status of 0 or 1, have measurable disease, and have adequate function of vital organs. We expect a minimum follow-up requirement of approximately 13 months. This trial will be conducted at institutions in the United States only. Other secondary and/or exploratory endpoints will include progression free survival (PFS), overall survival (OS), assessment of minimal residual disease, further characterization of the safety profile of anito-cel in a larger patient population, and confirmatory correlative biomarker analysis for pharmacology, predictive biomarkers of depth and duration of response, and manufactured anito-cel cell phenotyping. Assuming positive data from this clinical trial, we plan to file a BLA in collaboration with Kite.

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

anito-cel: Phase 3 Trial in Earlier Lines of Therapy in MM

Ultimately, we believe the use of anito-cel will move to earlier lines of therapy in MM. Therefore, following completing enrollment of the iMMagine-1 trial, in collaboration with Kite, we plan to initiate enrollment of a Phase 3 clinical trial designed to evaluate efficacy of anito-cel in additional populations. Similar to other CAR-T therapies targeting BCMA, we plan to focus on enrollment of patients in earlier lines of therapy. We will seek to demonstrate in a Phase 3 trial that anito-cel can provide clinical benefit in patients in earlier line populations.

anito-cel: Future Clinical Plans

Pursuant to the Kite Collaboration Agreement, as further described in “Licenses and Collaborations” below, Kite will initiate clinical trials of anito-cel in additional key geographies, such as Europe and Asia, which may also serve to further expand the label into additional populations in the United States.

ACLX-001 (BCMA): Phase 1 Trial

Our first ARC-SparX program is ACLX-001, an immunotherapeutic combination composed of ARC-T-cells and bi-valent SparX proteins targeting BCMA, or SPRX001, for the treatment of rrMM. In ACLX-001, we use our ARC-T-cells for the first time in combination with SPRX001, which utilizes the same antigen binding domain as anito-cel. We initiated our Phase 1 dose-escalation clinical trial of ACLX-001 in the second quarter of 2022. This trial is intended to serve as clinical validation of our ARC-SparX platform as we seek to understand PK, safety profile, and dosing strategy for future clinical development. The clinical trial is designed to allow dose escalation and flexibility in the frequency of SPRX001 administration based on observed pharmacokinetics of SPRX001 and ARC-T cell expansion kinetics.

The primary objective of the trial is to provide clinical validation of our ARC-SparX platform as we seek to understand PK, safety profile, and dosing strategy for future clinical development programs. We intend to also demonstrate clinical benefit in patients with rrMM that can support the potential of ACLX-001 and the ARC-SparX platform. The primary endpoint of the trial is to determine the incidence of treatment-emergent adverse events (TEAEs), including dose limiting toxicities (DLTs). Upon completion of the Phase 1 trial, we will leverage the learnings from this trial to advance our AML/MDS programs utilizing ARC-SparX and consider developing additional SparX for rrMM for a broader pipeline in this disease area. Additionally, in December 2023, Kite exercised its option under the Kite Collaboration Agreement to negotiate a license for ACLX-001. Upon successful negotiation of such license, we will collaborate with Kite on the further development of ACLX-001.

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

Background, Current Treatments and Limitations

Acute myeloid leukemia (AML), also referred to as acute myelogenous leukemia, arises from healthy bone marrow stem cells that have accumulated multiple genetic mutations causing the mutated stem cells to grow uncontrollably. The aggressive growth of AML cells in the bone marrow disrupts the development of healthy blood cells including white cells, red cells and platelets. The net result is that AML patients often present with anemia (too few red blood cells), infections (caused by too few functioning white blood cells) or frequent bleeding and bruising (caused by too few platelets). The aggressive growth of AML in the bone marrow and blood, its disruption of normal blood cell production and the lack of durable treatments leave AML patients with an estimated 35% five-year survival rate.

According to the National Cancer Institute SEER database, there were estimated to be 73,168 people living with AML in the USA in 2020. New cases were estimated to have been approximately 19,940, with 11,180 deaths in 2020. The disease accounts for approximately 1.1% of all new cancers, but is the most common acute leukemia affecting adults. AML also represents approximately 20% of childhood leukemia.

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

Currently, new therapies for AML have many limitations. The lead candidates of small molecule inhibitors of proteins that are over-expressed or otherwise dysregulated in AML show only modest efficacy with short duration of response. Antibody-based therapeutics, including antibody-drug conjugates and bispecifics, have thus far shown limited efficacy and in some cases, significant toxicities. Additionally, cell therapies are being deployed with specificity for various targets including CD33, CD123, FLT3, CLL1, CD19, IL1RAP and NKG2DL. Many of these therapies are in the early stages of clinical development. The common theme across the various therapeutic modalities described above is the need for new therapies with enhanced efficacy and improved safety.

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

Additional Indications and Applications of Our Technology

We believe our platform technologies lend themselves to a broad array of potential applications, including:

Novel Targets. We believe our platforms are well suited to safely and rapidly explore targeting of novel antigens that would be otherwise challenging to target with a conventional CAR-Ts. We have successfully generated D-Domain binders to many tumor antigens and are employing sophisticated tools, such as AI and ML, to optimize these assets. We employ AI-based approaches to assist in the optimization of D-Domain properties and continue to develop AI-based approaches to enhance our discovery process. We currently use an in-silico immunogenicity risk assessment and deimmunization platform using an ML algorithm for predicting potential immunogenic epitopes. We also use AI-based protein structure determination programs to analyze the surface chemistry of our D-Domains to better determine aspects such as library design and hit optimization. We believe further implementation of AI and ML can assist in other areas of the discovery process such as D-Domain affinity optimization from deep learning of analysis of thousands of D-Domain sequences from our panning and screening campaigns.

Next-Generation Cell Therapy Products, such as Allogeneic and Other Immune Cell Therapies. We believe it may be important for patients to have both autologous and allogeneic/off-the-shelf cell therapy options in certain settings as both therapeutic options mature, including therapies derived from T-cells and NK cells. Under the Kite Collaboration Agreement, as further described in “Licenses and Collaborations” below, Kite will develop allogeneic/off-the-shelf cell therapies for the treatment of myeloma as another tool in our fight against cancer that includes our autologous ddCARs and ARC-SparX.

Indications Beyond Oncology. As the field of adoptive cell therapy looks to apply the technology beyond oncology, including transplantation, autoimmune, cardiac, infectious and neurological diseases, so too do we seek to explore such opportunities. We envision expanding into treatments for antibody-mediated autoimmune diseases, such as refractory systemic lupus erythematosus, refractory primary Sjogren’s syndrome, or thrombotic thrombocytopenic purpura. For example, published scientific studies have shown that clearance of plasma cells within patients that have antibody-mediated autoimmune diseases have resulted in improvement in clinical symptoms. We may evaluate anito-cel or ACLX-001 in settings where elimination of plasma cells may be relevant for patients with severe autoimmune diseases.

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

Manufacturing and Delivery

Our manufacturing process is consistent across anito-cel cells and ARC-T-cells. This consistent process enables flexibility of cell product production within a site using the same equipment and consistent protocols, utilizing product specific viral vector input. As we advance clinical development of multiple product candidates across our ddCAR and ARC-SparX platforms, we have secured key components, including lentiviral vector, and capacity from our manufacturing partners to ensure we are able to complete enrollment for our anito-cel Phase 2 pivotal trial. Pursuant to the Kite Collaboration Agreement, following the completion of technical transfer of our cell manufacturing process to Kite, which was initiated in 2023, Kite will be responsible for manufacturing activities for future clinical trials and commercial supply of anito-cel.

anito-cel Cell and ARC-T Cell

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

Our cell manufacturing supplier for the anito-cel Phase 1 trial has proven to be a reliable partner, releasing 100% of initiated cell product runs through November 22, 2022. Of the 38 lots of anito-cel associated with patients for which preliminary clinical data from our Phase 1 clinical trial was reported, cell product for anito-cel has thus far had a mean viability of 98%, a mean percent CAR+ rate of 69%, and a mean yield of over one billion cells, more than sufficient for our intended therapeutic dose of 115 (+/- 10) million cells.

In 2022, we completed the technology transfer activities and submitted IND amendments for the manufacturing of anito-cel to our suppliers for our pivotal iMMagine-1 Phase 2 trial, Oxford Biomedica for the supply of lentiviral vector, and Lonza Houston, Inc. for the manufacturing of our cell product. In 2023, we initiated technical transfer of our manufacturing process to Kite.

We are continuing to invest in process improvements to reduce the overall process time and improve costs. Our D-Domain, due to its stability, has demonstrated a high transduction rate resulting in a more efficient manufacturing process. We believe this will translate to improved processes that will reduce the time to intervention for patients.

We have established partnerships with experienced cell therapy contract manufacturers to supply clinical materials and manufacturing services for our clinical trials. As we scale within our clinical trials and prepare for commercialization, we plan to increase capacity with our current suppliers and expand through our collaboration with Kite. Per the Kite Collaboration Agreement, Kite will manufacture anito-cel following completion of the technical transfer of our manufacturing process to Kite, which was initiated in 2023, and Kite will bear the CMC commercial readiness costs and associated capital expenses. The parties will continue to split manufacturing costs for clinical material.

The manufacturing process for our ARC-T-cells is consistent with the anito-cel process. However, cells are transduced with a lentiviral vector encoding our universal ARC, which is a CAR with an anti-TAG binding domain, in lieu of a lentiviral vector encoding the CAR construct with an anti-BCMA binding domain. Because our ARC-T-cells are designed to express the same TAG-specific binding domain rather than a cell surface antigen-specific binding domain, the same lentiviral vector encoding the universal ARC can be used across ARC-SparX programs regardless of disease or target antigen.

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

We anticipate substantial direct competition from other organizations developing advanced CAR-Ts, other types of genetically modified cell therapies, or other anti-BCMA biologics due to their promising clinical therapeutic effect in clinical trials including: 2seventy bio, Abbvie, Allogene, Amgen, AstraZeneca, Autolus, Bristol Myers Squibb, CARSgen, Cartesian, Cellular Biomedicine Group, Gilead, Gracell, GSK, Immix, Innovent, Johnson & Johnson, Legend, Novartis, Nanjing IASO Biotherapeutics Ltd, Pfizer, Poseida Therapeutics, Precision BioSciences, Pregene, Regeneron and Roche. In addition, some companies, such as Allogene, Caribou Biosciences, Cellectis, Celyad, and Crispr, are developing allogeneic cell therapies that could compete with our product candidate.

We cannot predict whether other types of CAR-T or other genetically modified cell therapies may be developed and demonstrate greater efficacy, and we may have direct and substantial competition from such therapies in the future. Further, despite the novel approach that we have developed to address the limitations of CAR-T and other types of genetically modified cell therapies, we expect to face increasing competition as new, more effective treatments for cancer enter the market and further advancements in technologies are made. We expect market adoption of any treatments that we develop and commercialize to be dependent on, among other things, efficacy, safety, delivery, price and the availability of reimbursement from government and other third-party payors.

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

Commercialization

In light of our current stage of development, we are in the early phases of establishing a commercial organization and distribution capabilities. Prior to approval of any of our product candidates, we intend to establish a commercialization infrastructure for those products. Additionally, pursuant to the Kite Collaboration Agreement, we and Kite will be jointly responsible for commercialization of anito-cel and certain other MM cell therapy products, if approved by the FDA, in the United States and plan to leverage Kite’s commercialization infrastructure, including sales and marketing and commercial distribution. Kite will be responsible for commercialization of anito-cel and such other MM products outside the United States, to the extent they are approved by the applicable regulatory authorities.

Licenses and Collaborations

Collaboration and License Agreement with Kite Pharma, Inc.

In December 2022, we entered into a Collaboration and License Agreement (the Kite Collaboration Agreement) with Kite Pharma, Inc., a Gilead company (Kite), to co-develop and co-commercialize anito-cel and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in anito-cel, in each case for the treatment of MM. We also granted Kite an option to include autologous CAR-T-cell therapy products that utilize our ARC-SparX platform that are directed to BCMA, such as ACLX-001, as well as ARC-SparX products directed to CS1. In December 2023, we amended the Kite Collaboration Agreement, expanding the scope of the collaboration to include lymphomas. Kite also exercised its option to negotiate a license for ACLX-001.

In connection with the initial Kite Collaboration Agreement, we received a $225 million upfront cash payment in February 2023 and will be eligible to receive up to approximately $3.9 billion in clinical, regulatory, and commercial milestone payments. In connection with the amendment to the Kite Collaboration Agreement, we received a $85 million upfront cash payment in December 2023 and are eligible for additional potential milestone payments, including for the advancement of lymphoma and the license for ACLX-001, as well as additional milestone payments, to offset prespecified development costs over a limited period of time.

In the United States, we and Kite will equally share profits and losses from the commercialization of the anito-cel and any next-generation autologous CAR-T cell therapy product for which we may exercise our option to co-promote with Kite (collectively, the Co-Promote Products). For Co-Promote Products outside of the United States and for any other products we may license to Kite that are not a Co-Promote Product (Non-Co-Promote Products), we will be eligible for tiered royalties in the low to mid teen percentages.

We and Kite will jointly develop the Co-Promote Products in accordance with mutually agreed development plans and development budgets. We will conduct the iMMagine-1 trial for anito-cel and Kite will conduct all other development of the other Co-Promote Products. Other than certain items expressly set forth in the Kite Collaboration Agreement and amendment, the out-of-pocket development costs for activities conducted in the United States for Co-Promote Products will be shared equally by us and Kite, and the out-of-pocket development costs for activities conducted outside the United States as part of a global clinical trial for Co-Promote Products will be borne 60% by Kite and 40% by us, however Kite will be solely responsible for the costs for country-specific clinical trials and CMC commercial readiness. Kite will be solely responsible for the conduct of development of the Non-Co-Promote Products at its sole cost. In the United States, we and Kite will be jointly responsible for commercialization of the Co-Promote Products. Kite will be responsible, at its sole cost, for commercialization of the Co-Promote Products outside the United States and the Non-Co-Promote Products worldwide. Kite will manufacture the licensed products and bear the CMC commercial readiness costs and capital expenses, except that we are responsible for manufacturing anito-cel prior to transferring the manufacturing process to Kite and the parties share associated out-of-pocket costs.

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

In connection with the Kite Collaboration Agreement, we also entered into a common stock purchase agreement (the Purchase Agreement) and a standstill and stock restriction agreement (the Standstill Agreement) with Gilead Sciences (Gilead) in December 2022, pursuant to which, upon closing in January 2023, we issued and sold to Gilead 3,478,261 shares of our common stock for an aggregate purchase price of approximately $100.0 million and Gilead agreed to certain transfer and standstill restrictions and received certain registration rights. In connection with the amendment to the Kite Collaboration Agreement, in December 2023, we entered into a second common stock purchase agreement with Gilead and amended and restated the standstill and stock restriction agreement, pursuant to which we issued and sold to Gilead 3,242,542 shares of our common stock for an aggregate purchase price of $200.0 million which shares are also subject to certain transfer and standstill restrictions and registration rights.

Development, Evaluation and License Agreement with Pfenex Inc.

In December 2018, we entered into a Development, Evaluation and License Agreement with Pfenex Inc. pursuant to which we obtained the option to obtain worldwide, sublicensable, exclusive licenses to incorporate certain proprietary SparX proteins into our ARC-SparX platform. Under the terms of the agreement, Pfenex is eligible to receive development funding in addition to development, regulatory and commercial milestones up to an aggregate of $19.3 million for each product incorporating a SparX protein expressed using a production strain based on the technology licensed from Pfenex, as well as low single-digit royalties during the royalty term on worldwide net sales of certain products. The royalty term is on a licensed SparX protein-by-licensed SparX protein and country-by-country basis and the shorter of (i) ten years from the date of first commercial sale and (ii) three months after the launch of a generic drug in such country. Such royalties for combination product are subject to certain net sales adjustments. Arcellx may terminate its licenses to individual proprietary SparX proteins at any time upon prior written notice. Either party may terminate for a materially uncured breach subject to a disputed breach resolution mechanism.

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

As of December 31, 2023, we own four patent families directed to the proprietary D-Domain binding domain technology.

•
The first patent family includes three pending U.S. non-provisional patent applications, and several pending foreign patent applications in Australia, Brazil, Canada, China, the Eurasian Patent Organization, the European Patent Organization, India, Israel, Japan, the Republic of Korea, Mexico, New Zealand, Philippines, and Singapore. The family further includes three issued U.S. patents (U.S. Pat. Nos 10,662,248, 10,647,775 and 11,008,397), two granted European patents (EP Pat. Nos. 3280432 and 3280433) and twelve patents granted (or applications allowed) in other commercially significant jurisdictions (Australian Pat. Nos. 2016246426 and 2021200810, Eurasian Pat. No. 043883, Israeli Pat. No. 254907, Indonesian Pat. No. P000075612, Indian Pat. No. 478849, Japanese Pat. Nos. 6871232, 6873101, and 7244567 Mexican Pat. No. 387517, Singaporean Pat. No. 11201708257U, and South African Pat. No. 2017/06875). EP Pat. No. 3280432 has been validated in Albania, Austria, Belgium, Bulgaria, Switzerland/Liechtenstein, Croatia, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, North Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, and Turkey; EP Pat. No. 3280433 has been validated in Belgium, Switzerland/Liechtenstein, Germany, Denmark, Spain, France, United Kingdom, Italy, Luxembourg, Monaco, Netherlands, Norway, and Sweden. Both EP patents were registered in Hong Kong. The patent family broadly covers libraries of our proprietary D-Domain binding domains, compositions comprising our proprietary D-Domain binding domains and methods of using our proprietary D-Domain binding domains. Compositions covered by the issued/granted claims include fusion polypeptides comprising our proprietary D-Domain binding domains and CARs comprising our proprietary D-Domain binding domains. Methods covered by the issued/granted claims include the use of CARs comprising our proprietary D-Domain binding domain in the treatment of cancer. The issued/granted claims encompass anito-cel and universal ARC-T-cells, ACLX-001: BCMA and ACLX-002: CD123 SparXs, and methods of using thereof in the treatment of cancer. Any patent issuing from the first family is expected to expire in 2036, not including any patent term adjustment and patent term extension.
•
The second patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The second family includes a pending U.S. non-provisional patent application and pending foreign patent applications in Australia, Brazil, Canada, China, the Eurasian Patent Organization, the European Patent Organization, Indonesia, India, Israel, Japan, the Republic of Korea, Mexico, New Zealand, Philippines, Singapore, South Africa, and Hong Kong. The family further includes three issued U.S. patents (U.S. Pat. Nos 11,377,482, 11,318,165 and 11,464,803)), a granted Japanese patent (Japanese Pat. No. 7285267) and a granted Eurasian patent (Eurasian Pat. No. 043660). The issued/granted claims encompass anito-cel ARC-T-cells, ACLX-001: BCMA and ACLX-002: CD123 SparXs. Any patent issuing from the second family is expected to expire in 2038, not including any patent term adjustment and patent term extension.
•
The third patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The family includes a pending international patent application, an issued U.S. patent (U.S. Patent No. 11,827,716), and a U.S. non-provisional patent application. We plan to enter national phase in commercially relevant jurisdictions. Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.
•
The fourth patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The family includes a pending international patent application. Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.

As of December 31, 2023, we also own two patent families directed to the proprietary ARC-SparX platform technology.

•
One patent family is directed to our ARC construct and SparX protein technologies, and to methods of using them in T cell-based and other therapeutic applications. The family includes a pending U.S. non-provisional patent application, and pending foreign patent applications in Australia, Brazil, Canada, China, the Eurasian Patent Organization, the European Patent Organization, Indonesia, India, Israel, Japan, the Republic of Korea, Mexico, New Zealand, Philippines, Singapore, South Africa, and Hong Kong. The family further includes an issued U.S. patent (U.S. Pat. Nos 11,730,763), a granted Japanese patent (Japanese Pat. No. 7356435), and a granted Singaporean patent (Singaporean Pat. No. 11202003168W). Any patent issuing from the family is expected to expire in 2038, not including any patent term adjustment and patent term extension.
•
A second patent family is directed to dosing regimens for employing the proprietary ARC-SparX platform technology in therapeutic methods. The family includes a pending U.S. non-provisional patent application and pending foreign patent applications in Australia, Brazil, Canada, China, the Eurasian Patent Organization, the European Patent Organization, Indonesia, Israel, Japan, the Republic of Korea, Malaysia, Mexico, New Zealand, Singapore, and South Africa. Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.

In addition to patent protection, we also rely on trademark registration, trade secrets, know-how, other proprietary information and continuing technological innovation to develop and maintain our competitive position.

As of December 31, 2023, our trademark portfolio contains pending U.S. trademark applications for the ARCELLX, ARCELLX logo, SPARX, SPARX PROTEINS and SPARX PROTEIN trademarks, and some corresponding foreign trademark applications and registrations.

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

For more information on these risks and other comprehensive risks related to our intellectual property, see “Risks Relating to Our Intellectual Property” under Item 1A. Risk Factors.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2024 fee schedule, effective through September 30, 2024, the user fee for an application requiring clinical data, such as a BLA, is approximately $4 million. PDUFA also imposes an annual program fee for each marketed human biologic ($416,734 in FY 2023) and an annual establishment fee on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021 provided that Medicaid statutory rebates will no longer be capped at 100% of average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Employees and Human Capital

As of December 31, 2023, we had 130 full-time employees, 90 of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated in Delaware in December 2014 under the name “Encarta Therapeutics, Inc.” and subsequently changed our name to “Arcellx, Inc.” Our principal executive offices are located at 800 Bridge Parkway, Redwood City, California 94065. Our telephone number is (240) 327-0603. Our website address is www.arcellx.com.

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

Risks Related to Development of Our Product Candidates

•
Although FDA has previously issued and lifted one partial clinical hold on anito-cel, there is no assurance that the protocol amendments we have made will be effective at mitigating the risk of future serious adverse events or that the FDA or DSMB will not issue another clinical hold in the future.
•
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
•
Our business may be significantly adversely affected if events out of our control such as global pandemics or geopolitical uncertainty and instability disrupt our business or that of our third-party providers.

Risks Related to Reliance on Third Parties

•
We rely and expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
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

We have no products approved for commercial sale and have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $70.7 million and $188.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $389.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate meaningful revenue from product sales, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will need to obtain substantial additional funding as we continue to advance anito-cel through clinical development, the regulatory approval process and, if approved, commercial launch activities, initiate or continue to advance our ARC-SparX product candidates; and continue to discover and develop additional product candidates.

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
•
Our ability to continue our business operations and product candidate research and development, and to adapt to any changes in the regulatory approval process, manufacturing supply, or clinical trial requirements and timing;
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

We are still developing our D-Domain, ddCAR and ARC-SparX platforms, and conducting drug discovery and preclinical studies for a number of product candidates while advancing our ongoing clinical trials for anito-cel, ACLX-001 and ACLX-002. We have treated a small number of patients as of the date hereof and our clinical experience with our initial product candidates is limited. Because our product candidates are in the development stage, there is a high risk of failure and we may never succeed in developing marketable products. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy and/or feedback during the period of product development.

There is a high failure rate for biopharmaceutical products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. For example, a large percentage of the patients enrolled in the Phase 1 anito-cel trial had poor prognostic factors associated with increased tumor burden and may have impacted our rates of response. We therefore believe that the pivotal trial may yield improved PFS rates and retain a comparable safety profile to the Phase 1 trial if the pivotal trial enrolls a population with fewer poor prognostic features. However, the resulting enrolled patient population of the pivotal trial could be different than expected, these prognostic factors may not have as significant of an impact as we had expected, or there may be other factors that have greater impact on the rate of response, among other risks.

Although the FDA has previously issued and lifted one partial clinical hold, there is no assurance that the FDA will not issue another clinical hold in the future. To the extent the FDA issues another clinical hold, addressing a clinical hold takes considerable time and expense and there can be no assurance that the FDA will remove a clinical hold in a timely manner, or at all, in which case our business and prospects for development and approval of anito-cel would be materially harmed.

Because of the clinical stage of development of our product candidates, our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including anito-cel, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates have adequate safety and efficacy profiles, and the manufactured drug product has quality attributes that are appropriate for use in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, there is a high risk of failure and we may never succeed in developing marketable products.

The results of preclinical studies and earlier clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, particularly because earlier trials have smaller numbers of subjects tested. In addition, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues, such as immunogenicity, when tested in humans despite promising results in preclinical animal models.

Any clinical trials that we may conduct may not demonstrate the safety and efficacy profiles necessary to obtain regulatory approval to market our product candidates. As we continue developing our product candidates, additional serious adverse events, undesirable side effects, or unexpected characteristics may cause us to make further protocol amendments, or change our clinical trial design. In some cases, we may be required to limit their development to more narrow uses or subpopulations in which the risk-benefit ratio is more acceptable, or abandon these product candidates or their development altogether.

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

Although the FDA has previously issued and lifted one partial clinical hold, there is no assurance that the FDA will not issue another clinical hold in the future. To the extent the FDA issues another clinical hold, addressing a clinical hold takes considerable time and expense and there can be no assurance that the FDA will remove a clinical hold in a timely manner, or at all, in which case our business and prospects for development and approval of anito-cel would be materially harmed.

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
•
Obtain approval with labeling that includes significant restrictions on use or distribution or safety warnings including boxed warnings, including the warnings regarding T cell malignancies required by the FDA as of January 2024 for all approved CAR-T therapies;
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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Events that may prevent successful or timely completion of clinical development include:

•
Delays associated with events out of our control such as global pandemics or geopolitical uncertainty and instability, as further described under Risks Related to Our Business;

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

In June 2023, the FDA issued a partial clinical hold on our IND for anito-cel following a patient death, which involved one clinical trial site treating a patient who was not eligible for anito-cel infusion and subsequently managing the patient in a manner conflicting with our trial protocol. Although we have aligned with the FDA on modifications to the trial protocol, such amendments may not be sufficient to mitigate future adverse events. Additionally, while we have retrained our clinical trial sites in iMMagine-1 to enhance protocol adherence, there is no assurance that a site or another third party will not deviate from the trial protocol again. Although the FDA has lifted the partial clinical hold, there is no assurance that the FDA will not issue another clinical hold in the future.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until completion of treatment and adequate follow-up. The enrollment of patients depends on many factors, including:

•
Inability to enroll, or delay in enrollment of, patients due to outbreaks and public health crises or other events out of our control, such as the COVID-19 global pandemic, as further described under Risks Related to Our Business;
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

Although the FDA has previously issued and lifted one partial clinical hold, there is no assurance that the FDA will not issue another clinical hold in the future, which could further delay enrollment.

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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, and acts of war (including, for example, ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions), relevant to such foreign countries.

Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, preliminary or topline data from clinical trials. For example, the data as of the October 15, 2023 data cutoff date for the 38 patients from our Phase 1 clinical trial for anito-cel for the treatment of rrMM is preliminary data. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects.

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

In June 2023, the FDA issued a partial clinical hold on our IND for anito-cel. Although we have aligned with the FDA on modifications to the iMMagine-1 trial protocol, such amendments may not be sufficient to mitigate future adverse events. Additionally, while we have retrained our clinical trial sites in iMMagine-1 to enhance protocol adherence, there is no assurance that a site or another third party will not deviate from the trial protocol again. Although the FDA lifted the partial clinical hold, there is no assurance that the FDA or DSMB will not issue another clinical hold in the future resulting in the suspension or halting of the study.

Following FDA investigation of reports of T cell malignancies, including CAR-positive lymphoma, associated with treatment with CAR-T therapies, the FDA sent letters in January 2024 to manufacturers of six approved CAR-T therapies, requiring a boxed warning regarding T cell malignancies that have occurred following treatment with BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. This is a class-wide boxed warning required for all approved CAR-T therapies. Such boxed warning for CAR-T products may reduce their market acceptance and profitability. Additional safety monitoring that manufacturers of such products are required to implement during clinical trials as well as post-approval, including REMS, can increase the time and resources needed to obtain regulatory approval and to market CAR-T therapies, and could decrease our profitability and have a material adverse effect on our business.

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

Development of any of our product candidates in combination with one or more other therapies that have either been approved or not yet been approved for marketing by the FDA or comparable foreign regulatory authorities could expose us to additional risks, as combination therapies may increase the rate of serious or unexpected adverse events, which could result in a clinical hold as well as pre-approval and post-approval restrictions by the FDA or other regulatory authorities on the proposed combination therapy, including narrowing of the indication, warnings, additional safety data collection and monitoring procedures, and REMS, even if the cause of such serious or unexpected adverse events is not directly attributed to our product candidate. CAR-T therapies for cancer indications, including anito-cel, are administered following a lymphodepletion regimen and often bridging therapies, these therapies are associated with risks of adverse events. Any of these events or restrictions could have a material adverse effect on our business, delay our regulatory approval, and decrease the market acceptance and profitability of our product candidate if approved for a combination therapy.

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

The “vein-to-vein” cycle for treating cancer patients using T-cell therapy typically takes approximately four to six weeks and involves a large number of steps and human participants. First, the patient’s lymphocytes are isolated by apheresis at the clinical site and shipped to the manufacturing site. Under cGMP conditions at the manufacturing site, the patient’s lymphocytes are washed, and then enriched for CD3-positive T-cells using specialized reagents. After overnight culture and T-cell activation, the T-cells are transduced using lentiviral vector transduction technology to introduce the CAR and ARC genetic construct into the enriched T cell population. At the completion of T cell transduction, the T-cells are expanded for several days, harvested, formulated into the final drug product and then cryopreserved for delivery to patients. In the United States, samples of the final product are subjected to several release tests which must fulfill specified criteria for the drug product to be released for infusion. These include sterility, identity, purity, potency and other tests. We are subject to stringent regulatory and quality standards in the course of a T cell therapy treatment process, and we cannot assure you that our quality control and assurance efforts will be successful or that the risk of human or systemic errors in these processes can be eliminated. Further, as discussed above, FDA has announced that it was investigating the risk of secondary cancers for approved BCMA-directed and CD19-directed genetically modified autologous CAR-T cell immunotherapies as a class, and advised that patients and clinical trial participants receiving treatment in this class of products should be monitored life-long for new malignancies. Such safety concerns could have a material adverse effect on our business.

Given the complexities of the manufacturing process and administration of our product candidates, including the need for clinical sites or facilities with the resources and the technology to perform apheresis, the success of our product candidates, if approved, is dependent on factors that impact patient access to facilities that offer apheresis, additional costs to patients and healthcare systems associated with apheresis, and hospital infrastructure and bottlenecks, among others. The availability of apheresis can be a limiting factor for accessing our product candidates, if approved, which can have a material adverse effect on our business.

Further, as discussed above, FDA has announced that it was investigating the risk of secondary cancers for approved BCMA-directed and CD19-directed genetically modified autologous CAR-T cell immunotherapies as a class, and advised that patients and clinical trial participants receiving treatment in this class of products should be monitored life-long for new malignancies. Such safety concerns could have a material adverse effect on our business.

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

We are initially developing anito-cel as a last line therapy for patients with rrMM with plans to pursue label expansion into earlier lines of therapy. However, there is no guarantee that it, or any of our product candidates, even if approved, would be approved for earlier lines of therapy and any approved products may end up having a smaller market opportunity than we anticipated. Additionally, our projections of both the number of people who have the cancers we are targeting, as well as the size of the subset patient population who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. As a result, the number of patients may turn out to be fewer than expected.

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

We anticipate substantial direct competition from other organizations developing advanced CAR-T or other types of genetically modified cell therapies due to their promising clinical therapeutic effect in clinical trials, including, among others, 2seventy bio, Abbvie, Allogene, Amgen, AstraZeneca, Autolus, Bristol Myers Squibb, Caribou Biosciences, CARsgen, Cartesian, Cellectis, Cellular Biomedicine Group, Celyad, Crispr, Gilead, Gracell, GSK, Immix, Innovent, Johnson & Johnson, Legend, Nanjing

IASO Biotherapeutics Ltd., Novartis, Pfizer, Poseida Therapeutics, Precision BioSciences, Pregene, Regeneron, and Roche. In addition, we expect to also compete with companies developing:

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

As widely reported, global credit and financial markets have experienced volatility and disruptions recently including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and increased inflationary risk. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including Russia’s actions in Ukraine, terrorism or other geopolitical events, including the war in the Middle East. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary equity or debt financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $729.2 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2023, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Despite the implementation of security measures, our internal computer systems and networks and those of our current and future CROs and other contractors and consultants are vulnerable to damage, breakdown, or interruption from computer viruses, ransomware, or other malware, phishing, social engineering, fraudulent inducement, electronic fraud, wire fraud, human error or malfeasance, unauthorized access, natural disasters, and telecommunication and electrical failures. For example, our employees have received and likely will continue to receive phishing or “spoofed” emails to induce them to make payments to fraudulent accounts. While we have not to date experienced any such material system failure or material security breach or incident, any such event impacting ourselves or our current or future CROs or other contractors or consultants could result in a material disruption of our development programs and our business operations and could lead to the loss of confidential information, financial assets, trade secrets or other intellectual property, or could lead to unauthorized access to or use, modification, unavailability, disclosure, loss, acquisition, or other processing of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves or of third parties that we maintain, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. For example, the loss, corruption, or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

Any disruption or security breach or incident could compromise our networks and systems, or those of our current or future CROs or other contractors or consultants, could result in a loss or unavailability of, or damage to, our data or applications, or unauthorized access to or use, modification, unavailability, disclosure, loss, acquisition, or other processing of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves or of third parties that we maintain, and could result in legal claims or proceedings, regulatory investigations or other proceedings, liability under laws that protect the privacy of personal information, mandatory notification and reporting obligations, additional regulatory oversight, significant regulatory penalties and remediation expenses.

In addition, these breaches and incidents and other inappropriate access can be difficult to detect, remediate, and otherwise address, and may remain undetected or not fully addressed for an extended period. Any delay in identifying them and responding to or otherwise remediating them may lead to increased harm of the type described above. We expect to continue to expend significant resources to protect against security breaches and incidents and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to individuals or other persons or implementing additional security measures. With the increase in personnel working remotely during and after the COVID-19 pandemic, we and our vendors are at increased risk for security breaches and incidents. Geopolitical tensions and related conflicts also may increase the risks we and our vendors face of security breaches and incidents.

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

Under the TCJA, federal NOLs incurred in taxable years beginning after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs for taxable years beginning after 2020 is limited. In addition, under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. We performed an ownership change study of as December 31, 2023 and we determined that certain NOLs and research and developments tax credits for both federal and state purposes were severely limited and therefore we removed a significant amount of NOLs and research and development tax credits from our deferred tax assets. In the future we may experience additional ownership changes from future offerings or other changes in the ownership of our stock that could further limit the amount of NOLs or other tax attributes presented in our financial statements. In addition, state suspensions of the ability to use NOLs, and research credits such as California’s June 2020 temporary suspension and limitation on use of such attributes, may limit our ability to use our NOLs and research credits to offset state taxable income and taxes.

Our business may be significantly adversely affected if events out of our control, such as the COVID-19 pandemic, disrupt our business or that of our third-party providers.

Our business could be significantly adversely affected by business disruptions to us or our third-party providers that could seriously harm our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, CMOs, and other contractors, consultants, and third parties could be subject to global pandemics (such as the COVID-19 pandemic), other geopolitical uncertainty and instability (including Russia’s actions in Ukraine and the Israel-Hamas war), earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

While the extent of the impact of the recent COVID-19 pandemic on our business and financial results to date has been limited, the lasting effects of the pandemic on the drug development industry remains uncertain. A prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results. We have experienced and may in the future experience disruptions from COVID-19 or other public health emergencies to our business in a number of ways, including:

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

To the extent there is another pandemic, public health emergency, or other national or global event that causes disruption to our business, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects in our trials, such as the COVID-19 guidance documents issued by FDA during the COVID-19 public health emergency. If another public health emergency or other national or global event were to occur, or if the government promulgates new policies and regulatory requirements, our clinical development plans and normal operations may be disrupted, which can have a material adverse effect on us.

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

Risks Related to Reliance on Third Parties

We rely, and will continue to rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

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

In January 2023, we announced the closing of the Collaboration and License Agreement (Kite Collaboration Agreement) with Kite Pharma, Inc., a Gilead Company (Kite), pursuant to which we agreed to collaborate with Kite to co-develop and co-commercialize anito-cel and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in anito-cel, in each case for the treatment of multiple myeloma. We also granted Kite an option to include autologous CAR T-cell therapy products that utilize our ARC-SparX platform that are directed to BCMA, such as ACLX-001, as well as ARC-SparX products directed to CS1. In December 2023, we amended the Kite Collaboration Agreement, expanding the scope of the collaboration to include lymphomas. Kite also exercised its option to negotiate a license for ACLX-001.

Pursuant to the Kite Collaboration Agreement, we and Kite will jointly develop anito-cel and any next-generation autologous CAR-T cell therapy product for which we may exercise our option to co-promote with Kite (collectively, the Co-Promote

Products) in accordance with mutually agreed development plans and development budgets. We will conduct the iMMagine-1 trial for anito-cel and Kite will conduct all other development of the other Co-Promote Products. Kite will be responsible for commercialization of anito-cel and such other MM or lymphoma products, outside the United States, to the extent they are approved by the applicable regulatory authorities. We cannot control whether Kite will devote sufficient attention or resources to this collaboration or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve any of the Co-Promote Products, Kite may elect not to proceed with the commercialization of the resulting product in one or more countries.

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

Although the FDA has issued and lifted one partial clinical hold, there is no assurance that the FDA will not issue another clinical hold in the future. To the extent FDA issues another clinical hold, addressing a clinical hold takes considerable time and expense and there can be no assurance that the FDA will remove a clinical hold in a timely manner, or at all, in which case our business and prospects for development and approval of anito-cel would be materially harmed.

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

To date, anito-cel has been granted Fast Track, orphan drug, and Regenerative Medicine Advanced Therapy (“RMAT”) designations by the FDA. In the future, we may pursue one or more similar designations for other product candidates, including ACLX-001 and ACLX-002.

Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions with an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. However, if we do not continue to meet the criteria of the Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. Fast track designation also does not guarantee our product candidate will be approved in a timely manner, if at all. Although the FDA has previously issued and lifted one partial clinical hold, there is no assurance the FDA will not issue another clinical hold in the future.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the European Union, the prevalence of the condition must not be more than 5 in 10,000. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. If a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication, for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated. Even if we or our collaborators obtain orphan designation to a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. The scope of exclusivity is limited to the scope of any approved indication, even if the scope of the orphan designation is broader than the approved indication. Additionally, exclusive marketing rights may be limited if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a product with the same active moiety for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if we or our collaborators are unable to manufacture sufficient supply of the product. If we or our collaborators do not receive or maintain orphan drug designation to product candidates for which we seek such designation, it could limit our ability to realize revenues from such product candidates. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

In addition, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies and other plaintiffs may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, disrupt FDA’s normal operations, which could delay FDA’s review of our regulatory submissions, and lead to uncertainties in the industry.

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
•
Product labeling, limitations, warnings or product insert requirements of the FDA or foreign health authorities, including FDA’s requirement for manufacturers of approved CAR-T therapies to include boxed warning regarding T cell malignancies associated with such therapies;
•
The timing of market introduction of our product candidates as well as competitive products;

•
The cost of treatment in relation to alternative treatments;
•
Factors that impact access to apheresis, including but not limited to availability of facilities that offer apheresis, additional costs associated with apheresis and administration of CAR-T therapies, and other hospital infrastructure and bottlenecks;
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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the ATRA), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover over payments to providers from three to five years. Legislators, regulators and third-party payers may continue to put forth proposals to reduce costs while expanding individual healthcare benefits, including proposals that impose additional limitations on the rates we will be able to charge for our product candidates, if approved, or the amount of reimbursement available for such approved products from governmental agencies or third-party payers. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

For example, the American Rescue Plan Act of 2021 provided that Medicaid statutory rebates will no longer be capped at 100% of average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time- intensive and expensive, resulting in a material adverse effect on our business.

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

In addition, the California Consumer Privacy Act (“CCPA”) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and to provide such consumers a right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. California voters voted to approve the California Privacy Rights Act (“CPRA”) in November 2020, which modifies the CCPA significantly, with most modifications going into effect January 1, 2023. The CPRA has created further uncertainty and has required, and may require, us to incur additional costs and expenses in an effort to comply. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, including Washington’s My Health, My Data Act, and several laws imposing obligations similar to those of the CCPA For example, Virginia, Colorado, Utah, and Connecticut all have enacted general privacy legislation that became effective in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that becomes effective in 2024; Delaware, Iowa, and Tennessee have enacted similar legislation that becomes effective in 2025; and Indiana has enacted similar legislation that becomes effective in 2026. The U.S. federal government also has proposed general privacy legislation. The CCPA, CPRA, and other new and evolving legislation may increase our compliance costs and potential liability.

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
•
Production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
Business interruptions resulting from geo-political actions, including war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, retaliatory actions taken by Russia in response to such sanctions, and war in the Middle East), armed conflict, terrorist activities, global pandemics and terrorism.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other foreign, federal, state, or local regulatory agencies, such as furloughs or government shutdowns, restrictions due to the COVID-19 pandemic or other public health concerns, travel restrictions, or staffing shortages, may also increase the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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
•
The expiration of contractual lock-up agreements;
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
•
General political and economic conditions, such as global pandemics or geopolitical uncertainty and instability, including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions; and
•
Other events or factors, many of which are beyond our control.

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

As of December 31, 2023, we no longer qualify as an “emerging growth company” or a “smaller reporting company” and, as a result, are no longer able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies, subject to applicable transition relief.

We were previously an “emerging growth company,” as defined in the JOBS Act, and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, compliance with requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2023, we are now deemed a large accelerated filer under the Exchange Act and lost our previous status as an “emerging growth company” as of December 31, 2023. As a result of our loss of “emerging growth company” status, it is possible that investors will find our common stock less attractive in light of the fact that we have relied on certain of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time and resources to new compliance initiatives.

As a public company, and particularly now that we are no longer an emerging growth company or a smaller reporting company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market (Nasdaq) to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We have taken advantage of this implementation period but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. On the last business day of our second quarter in 2023, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, we became considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and ceased to be an emerging growth company as defined in the JOBS Act. We are no longer exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. We are also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies. We expect to incur significant costs as a result of complying with additional compliance and reporting requirements, and our management and other personnel will need to devote a substantial amount of time to ensure that we comply with additional reporting requirements. Such initiatives and requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

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

Initially, the aggregate number of shares of our common stock that was able to be issued pursuant to equity awards under the 2022 Plan was 4,296,875 shares, plus the number of shares subject to awards granted under our 2017 Equity Incentive Plan (the “2017 Plan”) that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us

(provided that the maximum number of shares that could (and can) be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300). The number of shares of our common stock reserved for issuance under the 2022 Plan is cumulatively increased on the first day of each fiscal year, which began with our 2023 fiscal year and will end on the ten year anniversary of the date our board of directors approved the 2022 Plan equal to the least of (i) 4,296,875 shares, (ii) 5.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the administrator of the 2022 Plan. As a result of the 2022 Plan, our stockholders may experience additional dilution. On January 1, 2024, the number of shares available for issuance under the 2022 Plan was increased by 2,613,888 additional shares.

Pursuant to our 2022 ESPP, our employees may receive the right to purchase shares of our common stock. Initially, the aggregate number of shares of our common stock available for sale under our 2022 ESPP was 312,500 shares. The number of shares of our common stock available for sale under our 2022 ESPP is cumulatively increased on the first day of each fiscal year, beginning with the fiscal year following the fiscal year in which the first enrollment date (if any) occurs under the 2022 ESPP, which occurred in the Company’s 2022 fiscal year, and ending on the twenty year anniversary of the date our board of directors approved the 2022 ESPP equal to the least of: (i) 312,500 shares, (ii) 1.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the administrator of the 2022 ESPP. As a result of the 2022 ESPP, our stockholders may experience additional dilution. On January 1, 2024, the number of shares available for issuance under the 2022 ESPP was increased by 312,500 additional shares.

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

•
A requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation, which may inhibit the ability of an acquirer to affect such amendments to facilitate an unsolicited takeover attempt; and
•
The authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval (except as required by Nasdaq rules), which preferred stock may include rights superior to the rights of the holders of common stock and could be used to significantly dilute the ownership of a hostile acquirer.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. This program includes:

•
Robust Firewalls and Intrusion Detection Systems: The company has invested in state-of-the-art firewalls and intrusion detection systems to prevent unauthorized access to its networks.
•
Regular Security Assessments: The company conducts regular security assessments to identify vulnerabilities and address them promptly. This includes penetration testing, vulnerability scanning, and third-party audits.
•
Employee Training and Awareness: The company provides comprehensive cybersecurity training to all employees to educate them about potential risks, phishing attacks, and best practices for protecting sensitive information.
•
Incident Response Plan: The company has developed an incident response plan that outlines the steps to be taken in the event of a cybersecurity breach. This includes isolating affected systems, investigating the breach, and notifying relevant stakeholders.
•
Cyber Insurance: The company has obtained cyber insurance coverage to mitigate the financial impact of a cybersecurity breach. This insurance policy covers expenses related to incident response, legal fees, and potential customer compensation.

By implementing these risk management strategies, the company aims to minimize the likelihood and impact of a cybersecurity breach, thereby safeguarding its assets and maintaining the trust of its stakeholders.

We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Director of Information Technology who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage assessors, consultants or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. To oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function primarily through the audit committee.

Our Director of Information Technology and members of our cybersecurity committee (a management committee), which includes legal and privacy representatives, are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers. Our Director of Information Technology has expertise in security frameworks and standards (NIST), proficiency in security tools such as Security Information and Event Management) systems, Intrusion Detection Systems (IDS) and vulnerability scanners, and has experience with threat intelligence, threat modeling, risk assessment, and risk management practices as well as analyzing logs, investigating security incidents, and performing forensic analysis.

Our Director of Information Technology and members of our cybersecurity committee oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Director of Information Technology and members of our cybersecurity committee are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following: Security Awareness Training, Patch Management Process, Endpoint Detection and Response, Managed Detection and Response, Incident Response Plan, Data Encryption, Access Control, Network Security, Vulnerability Management.

Our Director of Information Technology, Controller and members of our cybersecurity committee provide quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

Item 2. Properties.

Our corporate headquarters are located in Redwood City, California, where we lease 51,822 square feet of office and laboratory space pursuant to a lease agreement that expires on January 31, 2034. In July 2022, we entered into an operating lease agreement for 57,902 square feet of office and laboratory space in Rockville, Maryland pursuant to a lease agreement that expires on May 31, 2035. In October 2018, we entered into an operating lease agreement for 22,930 square feet of office and laboratory space in Gaithersburg, Maryland pursuant to a lease agreement that expires on January 31, 2030. On January 30, 2024, we entered into an Assignment of Lease with a third party sublessee, pursuant to which we agreed to transfer and assign to a sublessee all of our rights, title, and interest under the Gaithersburg, Maryland Lease.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of December 31, 2023 we were not a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “ACLX” on the Nasdaq Global Select Market.

Holders of Our Common Stock

As of February 23, 2024, there were approximately 17 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered securities by us during the year ended December 31, 2023 that were not previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties and assumptions. You should review the sections titled "Special Note Regarding Forward-Looking Statements" and “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our lead program is a BCMA-targeting ddCAR product candidate called “anito-cel”, which is currently being evaluated in our pivotal Phase 2 “iMMagine-1” trial in patients with relapsed or refractory multiple myeloma (rrMM). We have partnered anito-cel with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement (as described in more detail in the section below titled “Components of Results of Operations - Revenue" included in this Annual Report on Form 10-K). We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials, ACLX-001, which targets BCMA in rrMM, and our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS).

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $70.7 million and $188.7 million for the years ended December 31, 2023 and 2022. Our accumulated deficit totaled $389.5 million as of December 31, 2023. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•
Advance the clinical program for anito-cel and subsequent clinical trials focused on earlier lines of therapy in collaboration with our partners at Kite;
•
Grow our supply and contract manufacturing infrastructure to support the continued development of anito-cel and our other product candidates;
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
•
Determine and execute our long-term manufacturing strategy for anito-cel in collaboration with our partners at Kite;
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

As a result, we may require substantial additional funding to develop our product candidates and our platforms and to support our continuing operations. Our ability to generate product revenue will depend on the successful development, regulatory approval, and eventual commercialization of one or more of our product candidates. Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity offerings, debt financings, marketing and distribution arrangements, other collaborations, strategic alliances, and licensing arrangements. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, or financial condition, and could force us to delay, reduce or eliminate our product development or future commercialization efforts. We may also be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and investments in marketable securities are adequate to fund operations into 2027.

Recent Developments

On November 2, 2023, we announced the publication of an abstract for an oral presentation at the American Society of Hematology (ASH) Annual Meeting and Exposition which took place December 9-12, 2023 in San Diego, CA. The abstract contained updated data from the ongoing Phase 1 trial of anito-cel in patients with relapsed or refractory multiple myeloma.

On November 15, 2023, we announced an amendment to the Kite Collaboration Agreement, which expanded the scope of the collaboration to include lymphomas, and Kite’s exercise of its option to negotiate a license for ACLX-001.

On December 8, 2023, we announced new interim clinical data from its Phase 1 expansion study of anito-cel, in patients with relapsed or refractory multiple myeloma based on results from an October 15, 2023 data cut.

Recent Financings

In May 2023, we entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market offering program under which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $350.0 million. Stifel acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction from us. We will pay Stifel up to 3.0% of the gross proceeds from the sales of any common stock sold pursuant to the Sales Agreement and have agreed to provide Stifel with customary indemnification and contribution rights, plus reimbursement for specified expenses it incurred in connection with entering into the agreement. No sales of our common stock have been made under this arrangement as of December 31, 2023.

In January 2023, we issued and sold 3,478,261 shares of our common stock to Gilead Sciences, Inc. (Gilead) for an aggregate purchase price of $100.0 million pursuant to a Common Stock Purchase Agreement (Gilead SPA) executed in connection with the Kite Collaboration Agreement.

In December 2023, we issued and sold 3,242,542 shares of our common stock to Gilead for an aggregate purchase price of $200.0 million pursuant to a second Common Stock Purchase Agreement (Second Gilead SPA) executed in connection with the December 2023 amendment to the Kite Collaboration Agreement.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue consists of amounts recognized from our collaboration with Kite for our research and development performed under the Kite Collaboration Agreement and its amendment, recognized on a cost-to cost percentage of completion basis applied to the total estimated transaction price. In the future, we may generate revenue from payments received under the Kite Collaboration Agreement and its amendment, including payments of upfront fees, license fees, milestone-based payments, and reimbursements for research and development efforts. As previously noted, we have executed a collaboration agreement with Kite and anticipate generating revenue under the arrangement subject to the total estimated transaction price as discussed in Note 8 - Collaboration Agreement in the notes to our consolidated financial statements.

Operating Expenses

Research and Development Expenses

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

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal costs incurred in connection with our anito-cel program, the development of our ARC-SparX product candidates, and the ongoing discovery and development efforts for additional product candidates.

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

We have identified an embedded lease within the Lonza Manufacturing Services Agreement; under the statement of work with Lonza (Lonza SOW), we have the exclusive use of, and control over, the manufacturing facility and equipment of the supplier during the contractual term of the manufacturing arrangement. The right-of-use asset associated with the embedded lease was expensed as research and development expenses due to the right-of-use asset having no alternative future use. We have elected to use the practical expedient and account for the lease component and the non-lease components as a single lease component. The lease commencement occurred during 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under our exclusive use and control. In September 2023, the Company signed Amendment 1 to the Lonza SOW, allowing the Company to gain exclusive use and control over additional space and equipment, which resulted in an additional right-of-use asset that was expensed as research and development expenses as the additional right-of-use asset had no alternative future use.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially in the foreseeable future as we continue to advance anito-cel through clinical development, the regulatory approval process and, if approved, commercial launch activities; initiate or continue to advance our ARC-SparX product candidates, including expanding ACLX-001 and ACLX-002; continue to discover and develop additional product candidates to expand our pipeline; maintain, expand, protect, and enforce our intellectual property portfolio; and hire additional personnel.

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

We anticipate that our general and administrative expenses will increase as we increase our headcount to support the growth of the company. We further expect that our general and administrative expenses will continue to increase substantially as we will incur substantially higher expenses relating to accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations as a result of being a public company.

Other Income, net

Other income, net consists primarily of interest earned on our cash and cash equivalents, restricted cash, and marketable securities, net accretion and amortization on marketable securities and interest expense related to our finance lease obligations.

Income Tax Provision

The Company has recorded an income tax expense of $663 thousand and zero for the year ended December 2023 and 2022, respectively.

Based on the available objective evidence during the year ended December 31, 2023, the Company believes it is not more likely than not that the tax benefits of its net deferred income tax assets may be realized. Accordingly, the Company did not record the tax benefits of net deferred income tax assets previously incurred as of December 31, 2023. The primary difference between the effective tax rate and the statutory tax rate relates to change in state deferred income tax rate.

Results of Operations

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,		Change
	2023	2022	2023 vs 2022
Collaboration revenue	$110,319	$—	$—	— %
Operating expenses:
Research and development	133,849	149,555	(15,706)	-11%
General and administrative	66,350	41,704	24,646	59%
Total operating expenses	200,199	191,259	8,940	5%
Loss from operations	(89,880)	(191,259)	(8,940)	5%
Interest and other income (expense), net	23,695	4,300	19,395	451%
Interest expense	(3,842)	(1,720)	(2,122)	123%
Total other income, net	19,853	2,580	17,273	669%
Income tax (expense) benefit	(663)	—	—	—
Net loss	$(70,690)	$(188,679)	$8,333	-4%

Collaboration Revenue

Collaboration Revenue was $110.3 million for the year ended December 31, 2023 compared to zero for the year ended December 31, 2022, as we began recognizing collaboration revenue in 2023 under the Kite Collaboration Agreement and its amendment.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Year Ended December 31,		Change
	2023	2022	2023 vs 2022
External costs:
anito-cel	$73,530	$96,513	$(22,983)	-24%
ACLX-001	2,939	8,764	(5,825)	-66%
ACLX-002	5,667	6,458	(791)	-12%
Other research and development costs	3,701	5,467	(1,766)	-32%
Total external costs	85,837	117,202	(31,365)	-27%
Internal costs	48,012	32,353	15,659	48%
Total research and development expenses	$133,849	$149,555	$(15,706)	-11%

Research and development expenses were $133.8 million for the year ended December 31, 2023 compared to $149.6 million for the year ended December 31, 2022, a decrease of $15.7 million. The decrease in research and development expenses was primarily attributable to a decrease of $29.0 million relating to expense in our anito-cel clinical program for a related right of use asset associated with an embedded lease for our Lonza manufacturing services agreement for which there is no alternative use. This decrease was partially offset by an increase of $6.2 million in external costs. There was a decrease of $7.2 million in manufacturing costs associated with other clinical programs. Internal costs had an increase of $9.1 million in personnel related costs due to an increase in headcount ($4.0 million of which was due to non-cash stock-based compensation expense), an increase of $4.1 million in facilities costs, an increase of $2.1 million in consulting fees, and an increase of $1.2 million in depreciation expenses.

General and Administrative Expenses

General and administrative expenses were $66.4 million for the year ended December 31, 2023 compared to $41.7 million for the year ended December 31, 2022, an increase of $24.6 million. This increase was driven primarily by an increase of $19.3 million in personnel related costs due to an increase in headcount ($16.2 million of which was due to non-cash stock-based compensation expense), $3.2 million in facilities costs, and $1.4 million in consulting fees.

Other income, net

Other income, net was $19.9 million for the year ended December 31, 2023 compared to $2.6 million for the year ended December 31, 2022, an increase of $17.3 million. This increase was driven primarily by higher overall cash and cash equivalents and marketable securities balances and a corresponding increase in the interest earned.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of December 31, 2023, we had cash and cash equivalents and marketable securities of $729.2 million.

To date, we have not generated any product revenue. We do not expect to generate any meaningful revenue from product sales unless and until we obtain regulatory approval of, and commercialize any of, our product candidates, except that we recognize revenue under the Kite Collaboration Agreement and its amendment on a cost-to-cost percentage of completion basis applied to the total estimated transaction price of $310.5 million. We may also enter into other collaborative agreements with third parties, and we do not know when, or if, any will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company, particularly relating to our loss of EGC and smaller reporting company status. Adequate funding may not be available to us on acceptable terms or at all.

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and investments in marketable securities are adequate to fund operations into 2027.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$207,573	$(99,303)
Net cash used in investing activities	(154,512)	(117,674)
Net cash provided by financing activities	279,163	252,625
Net increase in cash, cash equivalents, and restricted cash	$332,224	$35,648

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2023 of $207.6 million was attributable to our net loss of $70.7 million, partially offset by adjustments to net loss of $52.8 million, primarily consisting of expensing of a right-of-use asset of $18.9 million, share-based compensation of $41.8 million, and depreciation and amortization of $2.0 million, offset by net amortization and accretion on marketable securities of $11.0 million. Changes in operating assets and liabilities increased cash by $225.4 million, primarily due to an increase in contract liability to related party of $221.2 million and increases in operating lease liabilities of $13.5 million, offset by increase in prepaid assets and other current and non-current assets of $8.4 million and decreases in accounts payable and other current liabilities and accrued liabilities of $0.9 million.

Net cash used in operating activities during the year ended December 31, 2022 of $99.3 million was primarily attributable to our net loss of $188.7 million, partially offset by adjustments to net loss of $84.9 million, primarily consisting of expensing of a right-of-use asset of $63.3 million, together with share-based compensation of $21.5 million, amortization of premiums and discounts on marketable securities of $2.1 million, and depreciation and amortization of property and equipment of $1.3 million. Changes in operating assets and liabilities increased cash by $4.5 million, primarily due to increases of accounts payable and other current liabilities and accrued liabilities of $7.0 million, and increases in operating lease liabilities of $3.1 million, offset by decreases in prepaid assets and other current and non-current assets of $5.7 million.

Investing Activities

Net cash used in investing activities of $154.5 million during the year ended December 31, 2023 consists of $442.4 million in purchases of marketable securities and $21.4 million in purchases of property and equipment, offset by $309.3 million in proceeds from maturities of marketable securities.

Net cash used in investing activities of $117.7 million during the year ended December 31, 2022 consists of $273.7 million in purchases of marketable securities, offset by $158.3 million in proceeds from maturities of marketable securities and $2.3 million in purchases of lab equipment used in the development of our cell therapies.

Financing Activities

Net cash provided by financing activities of $279.2 million during the year ended December 31, 2023 consisted of $299.7 million proceeds from issuance of common stock to related party, $7.8 million proceeds from exercise of stock options, offset by payments under our finance lease totaling $29.4 million.

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

Contractual Obligations and Contingencies

We enter into contracts in the normal course of business with contract manufacturers for manufacturing services for our clinical trials and contract research organizations for preclinical studies, clinical trials and other services, which are generally cancellable upon written notice. In addition, certain agreements with our CMOs and third-party vendors contain development and commercial milestone payments and low single-digit royalties on worldwide net sales for certain products we sell that incorporate certain goods provided by our manufacturers and suppliers. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in Rockville and Gaithersburg, Maryland and Redwood City, California. For additional information regarding our lease obligations, see Note 9 to our consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"). We recognize revenue when a customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s)

with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer.

We evaluate the promised goods or services in these agreements to determine which ones represent distinct performance obligations. These agreements may include the following types of promised goods or services: (i) grants of licenses; (ii) performance of development services and manufacturing activities, (iii) performance of manufacturing transfer, and (iv) participation on joint committees. The payment terms of these agreements may include nonrefundable upfront fees, cost-sharing arrangements, payments based upon the achievement of certain milestones, and royalty payments based on product sales derived from the collaboration.

We exercise judgment in assessing those promised goods and services that are distinct and thus representative of performance obligations. To the extent we identify multiple performance obligations in a contract, the Company must develop assumptions that require judgment to determine the estimated standalone selling price for each performance obligation in order to allocate the transaction price among the identified performance obligations. The transaction price is allocated on a relative standalone selling price basis.

Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligations when or as the performance obligations are satisfied. For performance obligations satisfied over time, we estimate the efforts needed to complete the performance obligations and recognizes revenue by measuring the progress towards complete satisfaction of the performance obligations using an input measure. The estimated period of performance and level of effort, including third-party costs, are reviewed quarterly and adjusted, as needed, to reflect our current expectations. The measurement of progress is then used to calculate revenue, including any revenue adjustments as a result of the change in estimate. For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligations to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon the performance of the licensee. Funds received in advance are recorded as contract liabilities and are recognized as the related performance obligations are satisfied.

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

Leases

Subsequent to the adoption of the new leasing standard effective as of January 1, 2022, we recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. We determine whether an arrangement is or contains a lease at contract inception. We recognize right-of-use assets and liabilities at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use an incremental borrowing rate based on the information available at the lease commencement date. The lease terms used to calculate the right-of-use

(ROU) assets and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Expected Term—We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

The Company’s share-based compensation related to stock options subject to service conditions are recognized as expense ratably over the required service period based on their grant date fair values.

The fair value of restricted stock awards, unrestricted stock awards, and restricted stock units (collectively, awards), unless a market condition exists, is determined based on the fair value of our common stock on the grant date. Vesting of awards is accelerated for certain employees in the event of a change in control or in the event that we remove the employee with or without cause from their position.

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

We granted restricted stock units (RSU Awards) to the chief executive officer (CEO) subject to service, performance, and market conditions and used the Monte Carlo simulation model approach to estimate the fair value of the RSU Award on the date of grant. In applying the Monte Carlo methodology, the total equity value on various measurement dates were simulated and allocated to the various classes of equity in the Company’s capital structure according to the characteristics of that capital structure, such as the number of shares of each class of equity, seniority levels, liquidation preferences and conversion values for redeemable convertible preferred stock, and participation thresholds for common stock and each series of redeemable convertible preferred stock. The fair value of the RSU Award is the average of the discounted proceeds to the common stock across all simulated paths.

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

Based on our early stage of development in 2019 and other relevant factors, for our valuation performed on August 9, 2019, we determined that the hybrid method was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock and total equity value. Under the hybrid method, we analyzed various scenarios, including one scenario where we would remain an independent and private company, where the OPM was utilized, and an alternative scenario of a liquidation where a waterfall analysis was utilized, with the outcome of each scenario combined into a single probability-weighted valuation. The enterprise value under the remain independent and private company scenario was based on a backsolve to our latest round of financing. The enterprise value under the liquidation scenario was based on the recovery of value of our company as of the liquidation date.

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

Emerging Growth Company and Smaller Reporting Company Status

We were previously an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time that those standards apply to private companies. We previously elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•
We were permitted to avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
•
We were permitted to provide reduced disclosure about our executive compensation arrangements; and
•
We were permitted to not require stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

We were also previously a smaller reporting company. Specifically, as a smaller reporting company we were permitted to choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

On the last business day of the second quarter in 2023, the aggregate market value of the Company’s shares of common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, the Company became a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an EGC. As a result, among other things, the Company is no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

Effective December 31, 2023, due to large accelerated filer status, the Company is also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies, subject to a transition period that allows for the Company to use smaller reporting company scaled disclosure for the Company’s Annual Report on Form 10-K for the year ending December 31, 2023.

We have elected to take advantage of the transition period that allows for the Company to use certain smaller reporting company scaled disclosures for the Company’s Annual Report on Form 10-K for the year ending December 31, 2023. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests. Notwithstanding this transition period, we expect our compliance expenses to increase due the Company’s loss of EGC and smaller reporting company status.

Recent Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2023 and 2022, we had cash, cash equivalents and marketable securities of $729.2 million and $254.8 million, respectively, primarily invested in U.S. government agency securities and treasuries, certificate of deposit, corporate bonds, commercial paper and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. A 10% change in the interest rates in effect on December 31, 2023 would not have a material effect on the fair market value of our cash equivalents and available-for-sale securities.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is contained in the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year on December 31, 2023, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness, as of December 31, 2023, of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcellx, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Arcellx, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcellx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Arcellx, Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, Virginia

February 28, 2024

Item 9B. Other Information.

On December 18, 2023, Michelle Gilson, Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 47,252 shares of Arcellx, Inc. common stock between March 18, 2024 and March

31, 2025, subject to certain conditions. The duration of this trading plan is 378 days, or earlier if all transactions under the trading arrangement are completed. The actual number of shares subject to the trading plan will be reduced by sales to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

On December 22, 2023, Christopher Heery, Chief Medical Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 307,118 shares of Arcellx, Inc. common stock between March 22, 2024 and April 1, 2026, subject to certain conditions. The duration of this trading plan is 740 days, or earlier if all transactions under the trading arrangement are completed. The actual number of shares subject to the trading plan will be reduced by sales to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

On December 28, 2023, Rami Elghandour, Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 123,308 shares of Arcellx, Inc. common stock between April 1, 2024 and March 31, 2025, subject to certain conditions. The duration of this trading plan is 364 days, or earlier if all transactions under the trading arrangement are completed. The actual number of shares subject to the trading plan will be reduced by sales to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

On December 15, 2023, Olivia Ware, a Director of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 18,402 shares of Arcellx, Inc. common stock between March 15, 2024 and March 31, 2025, subject to certain conditions. The duration of this trading plan is 381 days.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2023, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

Exhibit Index

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.		X	S-1	3.2	1/14/2022
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.		X	S-1	3.4	1/14/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.		X	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.		X	S-1/A	4.2	1/31/2022
4.3	Description of Capital Stock.	X
10.1†	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		X	S-1	10.1	1/14/2022
10.2†	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.		X	S-1	10.2	1/14/2022
10.3†	2022 Equity Incentive Plan and forms of agreements thereunder.		X	S-1/A	10.3	1/31/2022
10.4†	2022 Employee Stock Purchase Plan		X	S-1/A	10.4	1/31/2022
10.5†	Amended and Restated 2022 Employee Stock Purchase Plan.		X	10-Q	10.1	11/14/2022
10.6†	Employee Incentive Compensation Plan.		X	S-1	10.6	1/14/2022
10.7†	Outside Director Compensation Policy.		X	S-1	10.12	1/14/2022
10.8^	Development, Evaluation and License Agreement between the Registrant and Pfenex Inc. dated December 24, 2018.		X	S-1	10.8	1/14/2022
10.9†	Confirmatory Employment Letter between the Registrant and Rami Elghandour.		X	S-1/A	10.9	1/31/2022
10.10†	Confirmatory Employment Letter between the Registrant and Christopher Heery, M.D.		X	S-1/A	10.10	1/31/2022
10.11†	Confirmatory Employment Letter between the Registrant and Michelle Gilson.		X	8-K	10.1	5/23/2022
10.12†	Change in Control and Severance Agreement between the Company and Michelle Gilson		X	8-K	10.2	5/23/2022
10.13†	Amended and Restated Restricted Stock Unit Award Agreement between the Registrant and Rami Elghandour, dated December 7, 2021.		X	S-1	10.13	1/14/2022
10.14†	Restricted Stock Unit Award Agreement between the Registrant and Rami Elghandour, dated January 31, 2023.		X	10-K	10.16	03/29/2023
10.15†	Form of Executive Change in Control and Severance Agreement.		X	S-1	10.5	1/14/2022
10.16^	Master Services Agreement between the Registrant and Lonza Houston, Inc., dated September 2, 2021.		X	10-Q	10.13	5/12/2022
10.17^	Statement of Work A-1 between the Registrant and Lonza Houston, Inc. dated February 16, 2022.		X	10-Q	10.14	5/12/2022
10.18^	Collaboration and License Agreement between the Registrant and Gilead Sciences, Inc.		X	10-K	10.22	03/29/2023
10.19	Common Stock Purchase Agreement between the Registrant and Gilead Sciences, Inc.	X

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
10.20	Amended and Restated Standstill Agreement between the Registrant and Gilead Sciences, Inc.	X
10.21	Amendment 1 to Statement of Work A-1 between Registrant and Lonza Houston, Inc. dated February 16, 2022		X	10-Q	10.1	11/3/2023
10.22^	Amendment No. 1 Collaboration and License Agreement between the Registrant and Gilead Sciences, Inc.	X
21.1	List of Registrant’s subsidiaries.	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Arcellx, Inc. Clawback Policy	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

ARCELLX, INC.

Date: February 28, 2024	By:	/s/ Rami Elghandour
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

Name	Title	Date

/s/ Rami Elghandour	Chief Executive Officer and Chairman (Principal Executive Officer)	February 28, 2024
Rami Elghandour

/s/ Michelle Gilson	Chief Financial Officer
Michelle Gilson	(Principal Financial and Accounting Officer)	February 28, 2024

/s/ Olivia Ware	Director	February 28, 2024
Olivia Ware

/s/ Ali Behbahani, M.D.	Director	February 28, 2024
Ali Behbahani, M.D.

/s/ Jill Carroll, M.S.	Director	February 28, 2024
Jill Carroll, M.S.

/s/ David Lubner, M.S., C.P.A.	Director	February 28, 2024
David Lubner, M.S., C.P.A.

/s/ Kavita Patel, M.D.	Director	February 28, 2024
Kavita Patel, M.D.

/s/ Derek Yoon	Director	February 28, 2024
Derek Yoon

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcellx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcellx, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Kite Collaboration Agreement

Description of the Matter

As discussed in Note 8 to the consolidated financial statements in January 2023 the Company closed on a Collaboration and License Agreement (the “Collaboration Agreement”) with Kite Pharma Inc ("Kite") under which it identified one single combined performance obligation for development, manufacture, and commercialization licenses, research and development activities, manufacturing activities, and the transfer of manufacturing know-how. For the year ended December 31, 2023 revenue recognized from the Collaboration Agreement was $110.3 million.

Auditing the Company’s accounting for the Collaboration Agreement was challenging because of the significant judgment in the determination of the distinct performance obligation.

How We Addressed the Matter in Our Audit

To audit the Company’s determination of the performance obligation in the Collaboration Agreement, we performed audit procedures that included, among others, inspecting the executed Collaboration Agreement and comparing the promised activities to those identified by the Company. In addition, we obtained representations from management and performed inquires of Company individuals from outside of the accounting department to corroborate the nature of the activities being performed by the Company under the Collaboration Agreement. We also inspected other Company prepared presentations and communications regarding the Collaboration Agreement to identify any potential contrary information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Tysons, Virginia

February 28, 2024

ARCELLX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$394,583	$64,179
Marketable securities	307,434	190,656
Restricted cash, current	1,903	—
Prepaid expenses and other current assets	12,443	12,028
Total current assets	716,363	266,863
Restricted cash, non-current	2,418	2,501
Marketable securities, non-current	27,168	—
Property and equipment, net	42,728	11,231
Operating lease right-of-use assets	27,099	28,659
Prepaid research and development expenses and other long-term assets	9,356	4,563
Total assets	$825,132	$313,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,619	$9,053
Accrued liabilities	18,302	11,679
Operating lease liabilities, current portion	7,501	2,901
Finance lease liabilities, current portion	39,283	33,060
Contract liability to related party	50,533	—
Total current liabilities	118,238	56,693
Operating lease liabilities, net of current portion	50,841	31,299
Finance lease liabilities, net of current portion	—	20,871
Contract liabilities, net of current portion to related party	170,673	—
Total liabilities	339,752	108,863
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 52,280,077 shares issued and outstanding as of December 31, 2023; 1,000,000,000 shares authorized and 44,105,981 shares issued and outstanding as of December 31, 2022	52	44
Additional paid-in capital	874,261	523,921
Accumulated other comprehensive income (loss)	547	(221)
Accumulated deficit	(389,480)	(318,790)
Total stockholders’ equity	485,380	204,954
Total liabilities and stockholders’ equity	$825,132	$313,817

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022

Collaboration revenue from related party	$110,319	$—

Operating expenses:
Research and development	133,849	149,555
General and administrative	66,350	41,704
Total operating expenses	200,199	191,259
Loss from operations	(89,880)	(191,259)
Other income (expense):
Interest and other income (expense), net	23,695	4,300
Interest expense	(3,842)	(1,720)
Total other income, net	19,853	2,580
Loss before income taxes	(70,027)	(188,679)
Income tax (expense) benefit	(663)	—
Net loss	(70,690)	(188,679)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	768	(201)
Comprehensive loss	$(69,922)	$(188,880)
Net loss per share attributable to common stockholders—basic and diluted	$(1.47)	$(5.19)
Weighted-average common shares outstanding—basic and diluted	48,061,450	36,355,758

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity (Deficit)
Balance as of December 31, 2021	5,413,272	28,894	8,975,585	85,367	10,396,707	119,118	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)
Issuance of common stock (initial public offering), net of transaction costs of $15,029	—	—	—	—	—	—	9,487,500	9	127,274	—	—	127,283
Issuance of common stock (private placement), net of transaction costs of $42	—	—	—	—	—	—	590,318	1	9,957	—	—	9,958
Issuance of common stock (follow-on offering), net of transaction costs of $8,081	—	—	—	—	—	—	8,050,000	8	120,711	—	—	120,719
Issuance of common stock from early exercise of restricted stock	—	—	—	—	—	—	42,709	—	122	—	—	122
Conversion of preferred stock to common stock	(5,413,272)	(28,894)	(8,975,585)	(85,367)	(10,396,707)	(119,118)	24,785,564	25	233,354	—	—	233,379
Exercise of stock options	—	—	—	—	—	—	605,680	—	2,344	—	—	2,344
Share-based compensation	—	—	—	—	—	—	—	—	21,544	—	—	21,544
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(201)	(201)
Net loss	—	—	—	—	—	—	—	—	—	(188,679)	—	(188,679)
Balance as of December 31, 2022	—	$—	—	$—	—	$—	44,105,981	$44	$523,921	$(318,790)	$(221)	$204,954
Issuance of common stock to related party							6,720,803	7	299,699	—	—	299,706
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	295,496	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	1,114,015	1	7,762	—	—	7,763
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	—	—	43,782	—	1,090	—	—	1,090
Share-based compensation	—	—	—	—	—	—	—	—	41,789	—	—	41,789
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	768	768
Net loss	—	—	—	—	—	—	—	—	—	(70,690)	—	(70,690)
Balance as of December 31, 2023	—	$—	—	$—	—	$—	52,280,077	$52	$874,261	$(389,480)	$547	$485,380

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022

Cash flows from operating activities
Net loss	$(70,690)	$(188,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,040	1,321
Loss on disposal of property and equipment	174	3
Noncash operating lease expense	1,010	903
Right-of-use asset expensed	18,871	63,278
Amortization of premiums and discounts on marketable securities	(11,048)	(2,125)
Share-based compensation	41,789	21,544
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(8,359)	(5,695)
Accounts payable and other current liabilities	(6,474)	7,419
Accrued liabilities	5,593	(395)
Operating lease liabilities	13,461	3,123
Contract liability to related party	221,206	—
Net cash provided by (used in) operating activities	207,573	(99,303)
Cash flows from investing activities
Purchases of property and equipment	(21,428)	(2,277)
Purchases of marketable securities	(442,429)	(273,737)
Proceeds from maturities of marketable securities	309,345	158,340
Net cash used in investing activities	(154,512)	(117,674)
Cash flows from financing activities
Proceeds from issuance of common stock (initial public offering), net of transactions costs	—	129,156
Proceeds from issuance of common stock in private placement, net of transactions costs ($299,706 and $- from a related party)	299,706	9,958
Proceeds from issuance of common stock (follow-on offering), net of transactions costs	—	120,719
Proceeds from issuance of Series C redeemable convertible preferred stock, net of transaction costs	—	—
Proceeds from exercise of stock options and early exercise of restricted stock	7,758	2,467
Proceeds from issuance of common stock under the employee stock purchase plan	1,091	—
Payments for repurchase of restricted stock	—	—
Payments under finance leases	(29,392)	(9,675)
Payments under capital leases	—	—
Payments of deferred offering costs	—	—
Net cash provided by financing activities	279,163	252,625

Net increase in cash and cash equivalents and restricted cash	332,224	35,648
Cash and cash equivalents and restricted cash, beginning of the year	66,680	31,032
Cash and cash equivalents and restricted cash, end of the period	$398,904	$66,680

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$212	$-

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$1,841	$770
Deferred offering costs included in accounts payable and accrued liabilities	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Organization

Arcellx, Inc. (Arcellx or the Company) was incorporated in Delaware in December 2014 and is headquartered in Redwood City, California. The Company is a clinical-stage biopharmaceutical company reimagining cell therapy through the development of innovative therapies for patients with cancer and other incurable diseases.

Public Offerings

On February 8, 2022, the Company closed its initial public offering of 9,487,500 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 1,237,500 additional shares of its common stock, at a public offering price of $15.00 per share. The Company received net proceeds of $127.3 million, after deducting underwriting discounts and commissions of and other offering expenses paid by the Company of approximately $15.0 million.

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

The Company has incurred significant operating losses since inception and has an accumulated deficit of $389.5 million as of December 31, 2023. The Company has relied on its ability to fund its operations through private and public equity financings, and its recent collaboration and license agreement with Kite Pharma, Inc. (Kite), a Gilead Sciences, Inc. (Gilead) company. In January 2023, the Company received in the aggregate $325.0 million in cash which consisted of $100.0 million related to a private placement from the sale of the Company’s common stock to Gilead and a $225.0 million non-refundable, upfront payment related to the closing of its Collaboration and License Agreement (Kite Collaboration Agreement) with Kite. On December 28, 2023, the Company received in the aggregate $285.0 million in cash which consisted of $200.0 million related to a private placement from the sale of the Company’s common stock to Gilead and a $85.0 million non-refundable, upfront payment related to the closing of its amendment to the Kite Collaboration Agreement with Kite. See Note 8 Collaboration Agreement.

As of December 31, 2023, the Company had $729.2 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The accompanying consolidated financial statements include the accounts of

Arcellx, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in preparing the accompanying consolidated financial statements include, but are not limited to, estimates related to the fair value of assets, collaboration revenue, research and development accruals, and share-based compensation. Although actual results could differ from those estimates, management does not believe that such differences would be material.

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

The Company is required to maintain cash collateral on deposit in segregated money market bank accounts and certificate of deposit accounts as a condition of its lease agreements on its properties, equal to the required security deposit amounts. These amounts are presented as restricted cash, current and non-current on the accompanying consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheets to the statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$394,583	$64,179
Restricted cash, current	1,903	—
Restricted cash, non-current	2,418	2,501
Total	$398,904	$66,680

Marketable Securities

The Company carries marketable securities classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. The inputs used to determine the fair value of marketable securities are considered Level 2 within the fair-value hierarchy. The Company records unrealized gains and losses as a component of other comprehensive loss within the statements of operations and comprehensive loss and as accumulated other comprehensive loss in stockholders’ equity. Realized gains or losses on available-for-sale securities are determined using the specific identification method and the Company includes net realized gains and losses in other income, net. Marketable securities are classified as either current or non-current assets based on their contractual maturity dates.

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

Estimated useful lives for property and equipment are as follows:

Estimated Useful Life
Computer equipment	3 years
Furniture and fixtures	7 years
Lab equipment	7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Equipment under finance lease	Lesser of estimated useful life or remaining lease term

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived asset group when events or changes in circumstances occur that indicate that the carrying value of the asset group may not be recoverable. Recoverability of the long-lived asset group is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset group. If these cash flows are less than the carrying value of such asset group, the Company then determines the fair value of the underlying asset group. Any impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. There were no impairment losses recognized during the years ended December 31, 2023 or 2022.

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

The Company recognizes revenue when its customer obtains control of promised goods or services in a contract for an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on their estimated standalone selling prices. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For performance obligations satisfied over time, the Company determines the appropriate measure of progress. The effect of any change made to the measure of progress and, therefore a change to revenue, would be recorded as a change in estimate.

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

Leases

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

The assumptions used in the Black-Scholes option pricing model for stock options granted for the years ending December 31, 2023 and 2022 were as follows:

	2023	2022
Expected term	5.5 - 6.25 years	6.0 - 6.3 years
Expected volatility	75% - 80%	68% - 75%
Risk free interest rate	3.92% - 4.06%	1.56% - 3.88%
Expected dividend yield	— %	— %

Restricted Stock Awards, Unrestricted Stock Awards, and Restricted Stock Units

The fair value of restricted stock awards, unrestricted stock awards, and restricted stock units (collectively, awards), unless a market condition exists, is determined based on the fair value of our common stock on the grant date. Vesting of awards is accelerated for certain employees in the event of a change in control or in the event that we remove the employee with or without cause from their position.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes that it is not more-likely-than-not that the deferred tax assets will be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Because of the uncertainty of the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets.

Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes. As of December 31, 2023 and 2022, the Company had no interest or penalties related to uncertain income tax positions.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial

Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10”), which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company adopted ASU 2016-13 effective January 1, 2023 and there was no effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No.2023-07 "Improvements to Reportable Segment Disclosures" which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No.2023-09 "Improvements to Income Tax Disclosures" which requires incremental annual disclosures around income tax rate reconciliation, income taxes paid and other related disclosures. This guidance requires prospective application and permits retrospective application to prior periods presented. We plan to adopt it beginning with our 2025 annual report to be filed in early 2026. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$393,096	$—	$—
Money market fund (short-term restricted cash)	1,903	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Commercial paper	—	26,737	—
Corporate debt	—	5,982	—
Government agency	—	301,884	—
Total assets measured at fair value	$394,999	$337,020	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$57,697	$—	$—
Money market fund (long-term restricted cash)	2,501	—	—
Marketable securities:
Commercial paper	—	129,810	—
Corporate debt	—	11,866	—
Government agency	—	48,980	—
Total assets measured at fair value	$60,198	190,656	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2023 or 2022.

4. Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$26,752	$—	$(15)	$26,737
Corporate debt	5,988	—	(7)	5,982
Government agency	301,315	584	(16)	301,884
Total	$334,056	$584	$(38)	$334,602

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$129,810	$—	$—	$129,810
Corporate debt	11,923	—	(57)	11,866
U.S. government agency	49,144	9	(173)	48,980
Total	$190,877	$9	$(230)	$190,656

The fair value of available-for-sale marketable securities by contractual maturity as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Due in 1 year or less	$307,434	$190,656
Due in 1 - 2 years	27,168	—
Total	$334,602	$190,656

The Company had 8 securities in an unrealized loss position with an aggregate related fair value of $61.5 million as of December 31, 2023. The Company had 11 securities in an unrealized loss position with an aggregate related fair value of $55.0 million as of December 31, 2022. All securities in an unrealized loss position as of December 31, 2023 and 2022 had been in a loss position for less than twelve months. Unrealized losses on available-for-sale marketable securities as of December 31, 2023 and 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the year ended December 31, 2023 and 2022. The Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

As of December 31, 2023 and 2022, the Company recognized $1.4 million and $0.5 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development costs	$6,764	$8,361
Other prepaid expense and current assets	5,679	3,667
Total prepaid expenses and other current assets	$12,443	$12,028

6. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Lab equipment	$11,502	$9,638
Leasehold improvements	27,153	2,399
Lab equipment under finance leases	714	714
Computer equipment	661	64
Furniture and fixtures	159	177
Construction in progress	7,792	1,700
Property and equipment, gross	47,981	14,692
Less: accumulated depreciation and amortization	(5,253)	(3,461)
Property and equipment, net	$42,728	$11,231

Depreciation and amortization expense was $2.0 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.

7. Related Parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of December 31, 2023, Gilead held approximately 13% of the Company's outstanding common stock. These holdings resulted from Gilead's investment in the Company of $100.0 million, by purchasing 3,478,261 shares of common stock at a per share price of $28.75 pursuant to the Gilead SPA and of $200.0 million, by purchasing 3,242,542 shares of common stock at a per share price of $61.68 pursuant to the Second Gilead SPA. See Note 8 for further discussion of the agreements with Gilead.

The Company partnered anito-cel with Kite Pharma, Inc., a Gilead company (Kite), through the Kite Collaboration Agreement.

At December 31, 2023, the Company had $221.2 million in contract liability for future development and commercialization services which Gilead prepaid pursuant to the Kite Collaboration Agreement, of which $170.7 million represented the long-term portion of contract liability. For the year ended December 31, 2023, the Company recognized $110.3 million in revenue under the Kite Collaboration Agreement and its amendment. See Note 8 for further discussion of the Collaboration Agreement with Kite.

8. Collaboration Agreement

In December 2022, the Company entered into the Kite Collaboration Agreement with Kite, a Common Stock Purchase Agreement with Gilead (Gilead SPA) and a Standstill Agreement with Gilead (Standstill Agreement). Upon closing in January 2023, Kite made an upfront payment of $225.0 million and obtained a license to co-develop and co-commercialize anito-cel, and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in anito-cel, in each case for the treatment of multiple myeloma. The Company also granted Kite the ability to negotiate a development and commercialization license for the inclusion of a limited number of pre-specified additional autologous CAR-T-cell therapy products for the treatment of multiple myeloma, which can only be exercised by Kite after the Company provides to Kite a phase 1 clinical study report.

In November 2023, the Company entered into an amendment to its Kite Collaboration Agreement, a common stock purchase agreement with Gilead (the “Second Gilead SPA”) and an amended and restated standstill and stock restriction agreement with Gilead (the “Amended Standstill Agreement”). Upon closing in December 2023, Kite made an upfront payment of $85.0 million and commenced negotiation of a license for the Company’s ARC-SparX program, ACLX-001, in multiple myeloma. The Company and Kite have also expanded the scope of the collaboration for the Company’s anito-cel to include lymphomas, which is subject to further negotiation by both parties in order to be developed and is therefore not a performance obligation at contract inception.

Under the Kite Collaboration Agreement and its amendment, the Company will be eligible to receive clinical, regulatory, and commercial milestone payments of up to $598.3 million, $935.0 million and $507.5 million, for anito-cel, each next-generation autologous CAR-T cell therapy product, and each non-autologous CAR-T cell therapy product, respectively. In the United States, the Company and Kite will equally share profits and losses from the commercialization of anito-cel and any next-generation autologous CAR-T cell therapy product for which the Company has exercised its option to co-promote with Kite (collectively, the Co-Promote Products). The Company has the option to designate next-generation autologous CAR-T therapy product as a Co-Promote Product after Kite provides the first phase 1 clinical study report for such product with the proposed core development plan and budget. For Co-Promote Products outside of the United States and for any other products worldwide that are not a Co-Promote Product (Non-Co-Promote Products), including any next-generation autologous CAR-T cell therapy product for which the company has opted out of designating as a Co-Promote Product, the Company will be eligible for tiered royalties in the low to mid teen percentages. The Company and Kite will jointly develop the Co-Promote Products in accordance with mutually agreed development plans and development budgets. On a Co-Promote Product-by-Co-Promote Product basis, the Company may, upon advance written notice to Kite, opt out of sharing development costs and profits and losses from the commercialization of such Co-Promote Product (for example, anito-cel), in which case, it will become a Non-Co-Promote Product and eligible for tiered royalties in the low to mid teen percentages.

Other than certain items expressly set forth in the Kite Collaboration Agreement and its amendment, the out-of-pocket development costs for activities conducted in the United States for Co-Promote Products will be shared equally by the Company and Kite. In the United States, the Company and Kite will be jointly responsible for commercialization of the Co-Promote Products. The out-of-pocket development costs for activities conducted outside the United States as part of a global clinical trial for Co-Promote Products will be borne 60% (for ex-U.S. patients) by Kite and 40% (for U.S. patients) by the Company, however Kite will be solely responsible for the costs for country-specific clinical trials outside the United States and chemistry, manufacturing and control (CMC) commercial readiness. Kite will be solely responsible for the conduct of development and commercialization of the Non-Co-Promote Products at its sole cost. Kite will manufacture the licensed products and bear the CMC commercial readiness costs and capital expenses, except that the Company is responsible for manufacturing anito-cel prior to transferring the manufacturing process to Kite during which the cost of manufacturing clinical trial material will be shared.

Unless earlier terminated, the Kite Collaboration Agreement and its amendment will continue in effect until no licensed products are being developed or commercialized. The Kite Collaboration Agreement and its amendment is subject to termination provisions including termination by a party for the other party’s uncured, material breach. In the event of certain terminations of the Kite Collaboration Agreement and its amendment, the Company is entitled to certain reversionary rights, including access to and continuity of manufacturing, with respect to the terminated products.

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

In connection with the amendment to the Kite Collaboration Agreement and upon its closing in December 2023, Gilead made an equity investment of $200.0 million by purchasing 3,242,542 shares of Arcellx common stock at a fixed per share price of $61.68 pursuant to the Second Gilead SPA, which represented a $15.6 million premium on the sale of the Company’s common stock based on the share price on the date of closing.

Revenue Recognition

The Company evaluated the Kite Collaboration Agreement and determined that the obligation to co-develop the anito-cel license and the Company’s research and development obligations to develop anito-cel were within the scope of ASC 606 because these activities are ordinary Company activities and Kite meets the definition of a customer with respect to this combined performance obligation. The revenue to be recognized will be recorded on a cost-to-cost percentage of completion basis over the period of time the Company is performing the research and development activities. The Company evaluated the amendment to the Kite Collaboration Agreement and determined that the contract modifications should be accounted for as changes to the original contract, as the services to be provided after the contract modification are not distinct from those services already provided.

Transaction Price

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if there is a significant benefit of financing. The Company assessed the collaboration agreements and concluded that no significant financing components were present. As of December 31, 2023, the transaction price of $310.5 million comprises the following:

•
Fixed consideration of $225.0 million from an upfront payment under the Kite Collaboration Agreement, reduced by a $15.3 million deemed discount on the shares sold to Gilead as they were sold at a price less than the closing price of the Company’s stock on the expiration date of the antitrust waiting period, and increased by $11.2 million pre-effective date costs.
•
Fixed consideration of $85.0 million from an upfront payment under the amendment to the Kite Collaboration Agreement, increased by a $15.6 million deemed premium on the shares sold to Gilead as they were sold at a price higher than the closing price of the Company’s stock on the expiration date of the antitrust waiting period.
•
Variable consideration of $68.3 million pertaining to a development milestone payment deemed probable to achieve upon completion of patient enrollment for the Registrational Study included in the iMMagine-1 Program.
•
Variable consideration of $79.3 million resulting from net amounts expected to be paid to Kite over the course of the contract and are subject to change.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

Cost-sharing Reimbursements

The anito-cel therapy product is intended to be developed through research and development and clinical trial programs, iMMagine-1 and a Phase 3 clinical trial, where the Company’s research and development obligations under the Kite Collaboration Agreement, other than certain items expressly set forth in the Kite Collaboration Agreement and Amendment, includes a co-share of 50/50 (with respect to the iMMagine-1 trial) and 40/60 (with respect to certain aspects of our Phase 3 trial) of the joint development costs associated with anito-cel and any other Co-Promote Products. Kite will be conducting and paying for all activities relating to the Phase 3 clinical trial and the Company will reimburse Kite from 40% to 50% of these costs. Reimbursement costs expected to be received from Kite or paid to Kite represent variable consideration and is included in the estimated transaction price. The Company uses the expected value method to estimate variable consideration and updates estimates at each reporting date.

As of December 31, 2023, the balances in contract liability were as follows (in thousands):

Contract liability
Beginning balance at January 1, 2023	$—
Cash received	331,231
Impacts from Gilead SPA and Second SPA	294
Less: revenue recognized	(110,319)
Ending balance at December 31, 2023	221,206
Less: current portion	50,533
Noncurrent portion	$170,673

9. Leases

Operating Leases

In July 2022, the Company entered into an operating lease agreement for 57,902 square feet of office and laboratory space in Rockville, Maryland for a term of approximately 12.9 years. The lease contains annual rent escalation and rent abatement clauses as well as an allowance of approximately $12.1 million for tenant improvements. During the year ended December 31, 2023, the landlord and the Company agreed to convert $2.8 million of rent abatement to tenant improvement allowance and agreed to an additional tenant improvement allowance of $2.9 million. The changes were accounted for as lease modifications. The Rockville lease provides for optional two five-year extensions. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

In May 2022, the Company entered into an operating lease agreement for 51,822 square feet of office and laboratory space in Redwood City, California for a term of approximately 11.7 years. The lease contains annual rent escalation and rent abatement clauses as well as an allowance of approximately $9.8 million for tenant improvements. The Redwood City lease provides for an optional five-year extension. The optional period is not included in the lease term used to determine the ROU asset or lease liability associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

The Company also leases office and laboratory space in Gaithersburg, Maryland that has a term that expires in 2030 unless renewed. This operating lease agreement contains rent escalation, rent abatement clauses, tenant improvement allowances, and optional renewal clauses. On January 30, 2024, we entered into an Assignment of Lease with a third party sublessee, pursuant to which we agreed to transfer and assign to a sublessee all of our rights, title, and interest under the Gaithersburg, Maryland Lease. See Note 17 Subsequent Events.

All three operating leases include variable lease payments, which are primarily related to common area maintenance, taxes and utility charges. The Company also has short-term operating leases with a term of one year or less.

Finance Leases

Pursuant to a manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product anito-cel (Lonza Agreement), the Company entered into a statement of work with Lonza (Lonza SOW) in February 2022, for the technology transfer and cGMP manufacturing of anito-cel and potentially other pipeline products. The Lonza SOW contains an embedded lease as the Company has exclusive use of, and control over, a portion of manufacturing facilities during the contractual term. The Lonza SOW also contains an agreement to purchase inventory that is accounted for separately. Lease commencement occurred during the three months ended September 30, 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under the Company's exclusive use and control. The arrangement provides the Company the ability to early terminate for any reason upon 12 months prior notification to Lonza. The Company did not consider it reasonably certain it would terminate the arrangement when determining the lease term. The arrangement expires in December 2024. Variable costs under this arrangement include materials, external testing, and other services.

The Company elected the practical expedient to combine the lease component and the non-lease components associated with the lease component as a single lease component, except as related to the non-lease component associated with purchase of inventory. The related ROU assets represent assets acquired for research and development activities with no alternative future use and therefore were immediately expensed in the accompanying consolidated statements of operations and comprehensive loss during the year ended December 31, 2022 in the amount of $63.3 million.

In September 2023, the Company signed Amendment 1 to the Lonza SOW entered into in February 2022. The Amendment 1 increased quantity of manufacturing slots from September 2023 through the end of the lease in December 2024, providing the Company additional exclusive use of and control over an additional portion of the manufacturing facilities during the term that was previously shared. The Company now has exclusive use of, and control over, the additional facility space and equipment through the remainder of the lease term.

This change under Amendment 1 was accounted for as a lease modification, and the Company remeasured the lease liabilities for the modified lease as of the Amendment effective date. The remeasurement of the lease liabilities included fixed consideration with an undiscounted value of approximately $51.7 million, or $48.5 million discounted using the expected payment timeline and the incremental borrowing rate of 10.8%, resulting in an increase of $15.9 million in lease liabilities. As the Company acquired ROU assets that represented assets acquired for research and development activities that did not have an alternative future use, the Company recorded the ROU assets as research and development expense immediately in the accompanying consolidated statements of operations and comprehensive loss during the year ended December 31, 2023 in the amount of $18.9 million.

The Company's total lease costs were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Finance lease costs:
Right-of-use assets with no alternative future use	$18,871	$63,321
Amortization of right-of-use assets	102	102
Interest on lease liabilities	3,846	1,720
Operating lease costs	6,159	3,832
Short-term lease costs	32	758
Variable lease costs	8,043	1,769
Total lease costs	$37,053	$71,502

Future minimum lease payments were as follows (in thousands) as of December 31, 2023:

	Operating Leases	Finance Leases
2024	$7,838	$40,368
2025	8,500	—
2026	8,751	—
2027	9,011	—
2028	9,278	—
Thereafter	52,110	—
Total lease payments	95,488	40,368
Less:
Tenant improvement incentive	(1,879)	—
Imputed interest	(35,267)	(1,085)
Present value of total lease liabilities	$58,342	$39,283

Supplemental cash flow information related to leases is as follows (in thousands) for the year ended December 31, 2023 and 2022:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$8,770	$1,708
Operating cash flows from operating leases	4,603	1,947
Financing cash flows from finance leases	29,392	9,675
Right-of-use assets obtained in exchange for new finance lease liabilities	18,871	63,321
Right-of-use assets obtained in exchange for new operating lease liabilities	(550)	29,562

Weighted-average remaining lease terms and discount rates were as follows as of December 31, 2023:

Weighted-average remaining lease term — finance leases	1.0 year
Weighted-average remaining lease term — operating leases	10.4 years
Weighted-average discount rate — finance leases	9.3%
Weighted-average discount rate — operating leases	9.7%

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Research and development accrued expenses	$4,559	$3,201
Accrued bonus	5,529	5,347
Other liabilities	8,214	3,131
Total accrued liabilities	$18,302	$11,679

11. Commitments and Contingencies

Commercial and Development Milestones

In addition to the arrangement with Lonza, we have entered into other contracts in the normal course of business with CROs, CMOs, and other third parties for preclinical research studies and testing, clinical trials, and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. For such contracts, payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. We have also entered into agreements with certain vendors for the provision of goods and services, which include manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. In addition, certain agreements with our CMOs and third-party vendors contain development and commercial milestone payments and low single-digit royalties on worldwide net sales for certain products we sell that incorporate certain goods provided by our manufacturers and suppliers. Certain of these agreements contain development milestones of up to $25.3 million in the aggregate and commercial milestones of up to $37.0 million in the aggregate, along with royalty buyout provisions.

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of December 31, 2023 and 2022, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with certain executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of December 31, 2023 and 2022, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

12. Redeemable Convertible Preferred Stock and Stockholders' Equity

"At-the-Market" Offering Program

In May 2023, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market (ATM) offering program under which the Company may issue and sell, from time to time and at management’s sole discretion, shares of the Company’s common stock, in an aggregate offering amount of up to $350.0 million. No sales of the Company stock have been made under this arrangement as of December 31, 2023.

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

On December 28, 2023, the Company issued and sold an aggregate of 3,242,542 shares of common stock in a private placement to Gilead at a price of $61.68 per share for an aggregate purchase price of $200.0 million. The shares were sold pursuant to the Second Gilead SPA in connection with the amendment to the Kite Collaboration Agreement and the transaction is considered part of the arrangement. The shares were sold at a premium of $4.80 per share as compared to the closing price of the stock on the date of the expiration of anti-trust provisions and accordingly, the $15.6 million premium is reflected as an increase to additional paid-in capital and decrease to the total fixed transaction price in the arrangement. See Note 8 - Collaboration Agreement.

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. As of the date of the filing of this Annual Report on Form 10-K, no dividends have been declared or paid by the Company.

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

As of December 31, 2023, the aggregate number of shares of common stock that may be issued pursuant to equity awards under the 2022 Plan is 11,040,642 shares. The number of shares of common stock reserved for issuance under the 2022 Plan shall be cumulatively increased on the first day of each fiscal year, which began with the Company’s 2023 fiscal year and will end on the ten year anniversary of the date the Company’s board of directors approved the 2022 Plan, by an amount equal to the least of (1) 6,502,174 shares, (ii) 5% of the total number of shares of common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a lesser number of shares determined by the administrator of the 2022 Plan.

Share-based compensation cost is measured at fair value and is recognized as expense on a straight-line basis over the requisite service period. Share-based compensation expense by type of award was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Stock options	$20,661	$14,859
Restricted stock units	12,254	4,056
Restricted stock units - chief executive officer	8,336	2,548
ESPP	538	81
Total share-based compensation expense	$41,789	$21,544

Share-based compensation expense as reflected in the consolidated statement of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$11,003	$7,007
General and administrative	30,786	14,537
Total share-based compensation expense	$41,789	$21,544

Stock Options

Stock options granted under the 2017 Plan and the 2022 Plan vest over one to four years and expire after 10 years. The Company uses the Black Scholes option pricing model to determine the grant date fair value of stock options. A summary of stock option activity for awards under the 2017 Plan and the 2022 Plan is presented below:

	Options Outstanding and Exercisable
	Shares Subject to Outstanding Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2023	8,053,704	$9.59	8.3	$172,294
Options Granted	890,358	31.56
Options Forfeited	(18,816)	10.86
Options Exercised	(1,114,015)	6.96
Outstanding as of December 31, 2023	7,811,231	$12.46	7.8	$336,174
Exercisable as of December 31, 2023	4,328,329	$9.23	7.4	$200,282

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for those options for which the exercise price was below the market price as of December 31, 2023.

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2023 and 2022 was $21.86 and $9.95, respectively.

The aggregate grant-date fair value of stock options vested during the years ended December 31, 2023 and 2022 was approximately $21.4 million and $14.5 million, respectively.

As of December 31, 2023, there was $36.6 million of unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the 2017 Plan and 2022 Plan. This remaining compensation expense is expected to be recognized over a weighted average period of 2.1 years as of December 31, 2023. The aggregate intrinsic value of the options exercised for the years ended December 31, 2023 and 2022 was $47.1 million and $10.9 million, respectively.

Restricted Stock Units (RSUs)

RSUs granted under the 2022 Plan generally vest annually over three or four years. A summary of RSU activity for awards under the 2022 Plan, excluding the 2023 RSU Award and 2021 RSU Award (each defined below) granted to the chief executive officer, is presented below:

	Shares Subject to Outstanding Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	927,954	$17.20
RSUs Granted	831,091	31.94
RSUs Vested	(295,496)	17.03
RSUs Forfeited	(47,103)	29.68
Outstanding as of December 31, 2023	1,416,446	$25.47

There were no RSUs granted in the year ended December 31, 2021. For the years ended December 31, 2023 and 2022, total grant-date fair value of RSUs that vested was $5.4 million and zero, respectively. As of December 31, 2023, total unamortized share-based compensation relating to RSUs was $24.8 million, which is expected to be recognized over the average period of 2.0 years. The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company's common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of December 31, 2023. As of December 31, 2023, the aggregate intrinsic value of RSUs was $78.6 million.

Restricted Stock Units - Chief Executive Officer

2023 RSU Award

In January 2023, the Company granted 495,000 RSUs (the 2023 RSU Award) to its chief executive officer. The 2023 RSU Award has two different scenarios to vesting. The first vesting scenario is subject to service and market conditions. The second vesting scenario adds a performance condition. Each RSU granted in the 2023 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. All 495,000 RSUs were outstanding and no RSUs were vested as of December 31, 2023.

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

The Company market value is measured each June 30 and December 31 subsequent to the grant of the 2023 RSU Award and represents the Company’s Enterprise Value. The Company’s Enterprise Value is determined using the total market capitalization of the Company based on the average closing trading price of one share of the Company’s common stock over the 60-day period ending on the day prior to the applicable semi-annual measurement date, less cash. On the semi-annual measurement date, (i) one-sixth of the award will vest if a minimum Enterprise Value of $2.5 billion is achieved, (ii) all of the award will vest if a $5.0 billion Enterprise Value is achieved, and (iii) a portion of the award will vest based on a straight-line interpolation if an Enterprise Value of between $2.5 billion and $5.0 billion is achieved.

The Company's Enterprise Value on a change in control event is measured on the date of the change in control and represents the aggregate amount of deal consideration paid at the closing of the change in control by an acquirer for the Company’s shares of common stock in connection with such change in control. Upon a change in control, (i) one-sixth of the award will vest if a minimum deal consideration of $2.5 billion is achieved, (ii) all of the award will vest if a $5.0 billion deal consideration is achieved, and (iii) a portion of the award will vest based on a straight-line interpolation if a deal consideration of between $2.5 billion and $5.0 billion is achieved.

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

	Semi-Annual Measurement	Change in Control
Time to award end date	10 years	5 years
Equity volatility	75%	75%
Risk-free interest rate	3.8%	3.9%
Fair value of the 2023 RSU award (in thousands)	$13,811	$10,999

The Company began recognizing share-based compensation expense using a fair value of $13.8 million on an accelerated attribution basis over a 10-year anticipated service period according to the semi-annual measurement scenario. The performance condition under the change in control scenario was not deemed probable as of December 31, 2023.

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

Each RSU granted in the 2021 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. All 952,804 RSUs were outstanding and no RSUs were vested as of December 31, 2023 and 2022.

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

Upon completion of the IPO in February 2022, the IPO performance condition of the 2021 RSU Award was satisfied and the Company began recognizing share-based compensation expense on an accelerated attribution basis over the 10-year anticipated service period based on a $10.3 million aggregate fair value according to the IPO scenario. No other performance condition was deemed probable as of December 31, 2023.

The Company utilized Monte Carlo simulation models to estimate the fair value of the 2021 RSU Award on the date of grant in each of the three performance condition scenarios. The application of the Monte Carlo simulation model to each of the three performance condition scenarios requires various subjective assumptions, including the following:

Fair Value of Common Stock and Fair Value of Total Equity – Given the lack of an active public market for the common stock (prior to the Company's IPO), the fair value of the Company's common stock and total equity was determined by the board of directors with input from management and consideration of third-party valuation reports. In the absence of a public trading market, and as a clinical-stage company with no significant revenues, the Company believes that it was appropriate to consider a range of factors to determine the fair market value of the common stock at each grant date and resulting total equity value. In determining the fair value of its common stock and total equity value, the Company used methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants' (AICPA) Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation. In addition, the Company considered various objective and subjective factors, along with input from the independent third-party valuation firm. The factors included (1) the achievement of clinical and operational milestones by the Company; (2) the significant risks associated with the Company's stage of development; (3) capital market conditions for life science companies, particularly similarly situated, privately held, early-stage life science companies; (4) the Company's available cash, financial condition, and results of operations; (5) the most recent sales of the Company's redeemable convertible preferred stock; and (6) the preferential rights of the outstanding redeemable convertible preferred stock.

Expected Equity Volatility – Due to the lack of a public market for the Company's common stock (prior to the Company's IPO) and the lack of company-specific historical and implied volatility data, the Company based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company (e.g., public entities of similar size, complexity, stage of development, and industry focus). The historical volatility was calculated based on a period commensurate with the expected date of achievement of a performance condition.

Risk-Free Interest Rate and Discount Period – The risk-free interest rate is based on a treasury instrument which term is consistent with the expected time to achieve of a performance condition. The discount period is the period between the valuation date and the assumed change in control event date, with the assumption that all equity shares in the capital structure are paid out in cash.

Expected Dividend Yield – The expected dividend yield is based on the Company's historical and expected dividend payouts. The Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

Expected Time to Achievement of a Performance Condition – The time to the achievement of a performance condition is based on the Company's best estimate of the period of time to achievement of a performance condition that attains the established market capitalization thresholds.

The Company determined the fair value of the 2021 RSU Award considering third-party valuation reports. The Company considered several objective and subjective factors, including weighted probability of various liquidation event scenarios, operating and financial performance, discount for lack of marketability of the Company's equity, and general and industry-specific economic outlook, among other factors. The discount for lack of marketability was applied to reflect the increased risk arising from the inability to readily sell the RSUs. The assumptions used in the Monte Carlos simulation models to determine the grant date fair value of the 2021 RSU Award for each of the three performance condition scenarios were as follows:

	Change in Control	IPO	Change in Control Following an IPO
Date of grant	June 9, 2021	December 7, 2021	December 7, 2021
Time to liquidity event (years)	1.56 - 3.06	10.00	1.33
Equity volatility	100% - 110%	70%	65%
Risk-free interest rate	0.1% - 0.3%	1.5%	0.4%
Discount for lack of marketability	26% - 32%	5%	5%
Fair value of the 2021 RSU award (in thousands)	$1,580	$10,300	$150

As of December 31, 2023, there was $13.2 million of unrecognized share-based compensation cost related to the chief executive officer's 2023 RSU Award and 2021 RSU Award.

14. Employee Stock Purchase Plan (ESPP)

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

The assumptions used in the Black-Scholes option pricing model for the ESPP plan for the year ending December 31, 2023 and 2022 were as follows:

	2023	2022
Expected term	0.5 years	0.5 years
Expected volatility	65% - 68%	132%
Risk free interest rate	5.26% - 5.46%	4.40%
Expected dividend yield	— %	— %

15. Net Loss Per Share Attributable to Common Stockholders

The Company’s potentially dilutive securities include options to purchase common stock, unvested shares of restricted stock units, the chief executive officer's 2021 RSU Award and 2023 RSU Award, and expected shares purchased under Employee Stock Purchase Plan. The Company's potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2023	2022
Options to purchase common stock	7,811,231	8,053,704
Restricted stock units	1,416,446	927,954
Restricted stock units - executive officer	1,447,804	952,804
Employee Stock Purchase Plan (ESPP)	2,995	5,651
Total	10,678,476	9,940,113

16. Income Taxes

The Company’s provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current income tax provision (expense) benefit:
U.S. federal	$(427)	$—
State	(273)	—
Total	$(700)	$—

A reconciliation of the statutory U.S. federal rate and effective rate is as follows:

	Year Ended December 31,
	2023	2022
U.S. federal tax	21.0%	21.0%
State tax, net of federal benefit	0.6	6.6
Change in valuation allowance	(2.8)	(26.9)
Nondeductible compensation	(15.2)	(0.2)
Research and development tax credits	16.3	0.0
Stock based compensation	10.2	0.4
Change in state deferred income tax rate	(27.2)	0.0
Changes in unrecognized tax benefits	(4.8)	0.0
Change in tax rates and other	0.9	(0.9)
Income tax expense	(1.0)%	0.0%

The significant components of the Company’s deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
U.S. federal net operating loss carryforward	$29,929	$33,398
State net operating loss carryforward	1,110	10,465
Research and development expenditures	44,047	35,339
Research and development credits	9,829	1,935
Lease liabilities - operating	12,710	9,876
Stock based compensation	4,600	6,802
Accruals and others	1,323	92
Gross deferred income tax assets	103,548	97,907
Less: Valuation allowance	(91,841)	(89,871)
Total deferred income tax assets	11,707	8,036
Deferred income tax liabilities:
Depreciation	(4,930)	(139)
Right-of-use asset - operating	(5,903)	(7,897)
Section 481(a) adjustment	(874)	—
Total deferred income tax liabilities	(11,707)	(8,036)
Net deferred income tax assets (liabilities)	$—	$—

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

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is not more likely than not to be realized. In assessing the likelihood of realization, management considers (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary difference and carryforwards; (iii) taxable income in prior carryback years if carryback is permitted under applicable tax law; and (iv) tax planning strategies. The Company’s net deferred income tax assets are not more likely than not to be utilized due to the lack of sufficient sources of future taxable income and cumulative book losses which have resulted over the years. The net increase in the valuation allowance for the year ended December 31, 2023 of approximately $2.0 million was primarily due to research and development credits and pre-tax losses offset by a decrease in the state deferred income tax rate. The change in the valuation allowance for the year ended December 31, 2022 of approximately $51.1 million was primarily due to research and development expenditures capitalized pursuant to IRC Section 174 and net operating losses.

The Company had federal and State net operating loss (NOL) carryforwards of approximately $143.6 million and $130.3 million, respectively, as of December 31, 2023. The Company also had federal and State research and development tax credit carryforwards of approximately $12.0 million and $1.5 million, respectively, available to potentially offset future income taxes, as of December 31, 2023. The federal NOL will be carried forward indefinitely, if not utilized, but is limited to eighty percent of taxable income. The State NOL will begin expiring in 2038, if not utilized, while a portion is carried forward indefinitely. The federal research and development tax credit carryforwards, if not utilized, will expire beginning in 2038. The State research and development tax carryforward indefinitely while a portion begins to expire in 2024.

Under Section 382/383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382/383 analysis through December 31, 2023. The Company has experienced an ownership change in the past. Some of the Company’s federal research and development tax credit carryforwards will be permanently limited as a result of the ownership change, which have been excluded from the Company’s deferred income tax assets. Subsequent ownership changes may affect the limitation in future years.

Related to unrecognized tax benefits noted below, interest and penalties related to unrecognized tax benefits are recognized in the provision of income taxes. No penalties or interest were recorded during the years ended December 31, 2023 and December 31, 2022. The Company does not expect its unrecognized tax benefit balance to change materially over the next 12 months. The Company had $3.5 million and no unrecognized tax benefits as of December 31, 2023 and December 31, 2022, respectively. Of the unrecognized tax benefits as of December 31, 2023 and 2022, none would affect the Company’s effective tax rate if recognized due to the Company's full valuation allowance position.

January 1, 2023	$—
Additions based on tax positions related to 2023	809
Additions for tax positions of prior years	2,641
Reductions for tax positions of prior years	—
Lapse of the applicable statute of limitations	—
Settlements	—
December 31, 2023	$3,450

The Company’s federal and State tax returns for all years, 2015 through 2022, remain subject to examination by taxing authorities due to the tax attribute carryforwards. The Company is not currently under examination by income tax authorities in federal or State jurisdictions.

17. Subsequent Events

On January 30, 2024, the Company entered into an Assignment of Lease (the "Assignment") with a third party sublessee, pursuant to which the Company agreed to transfer and assign to a sublessee all of its rights, title, and interest under that certain Lease Agreement, dated October 5, 2018, between TFG West Watkins Property, LLC and the Company, as amended. The lease relates to the premises located at 25 West Watkins Mill Road, Gaithersburg, MD, which was the Company’s previous headquarters. The Assignment will be accounted for as termination of the lease. In connection with the Assignment, the Company’s board of directors approved the relocation of the Company’s headquarters to its already occupied office space located at 800 Bridge Parkway, Redwood City, CA 94065, effective as of January 30, 2024.