Form 10-Q
period 2024-03-31
Arcellx, Inc.
filed 2024-05-09
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2024, the registrant had 53,502,572 shares of common stock, $0.001 par value per share, outstanding.

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
•
the impact of the risk mitigation strategies implemented during the partial clinical hold on the iMMagine-1 trial, including modifications to the protocol and additional efforts, to mitigate additional serious adverse events in the trial;
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
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, military conflicts in Ukraine, Israel, and the Middle East, economic sanctions, political instability, pandemics, public health emergencies and economic slowdowns or recessions that may result from such developments which could harm our people or business as well as the value of our common stock and our ability to access capital markets; and
•
our anticipated use of our existing resources.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$154,574	$394,583
Marketable securities	419,345	307,434
Restricted cash, current	208	1,903
Prepaid expenses and other current assets	14,606	12,443
Total current assets	588,733	716,363
Restricted cash, non-current	2,418	2,418
Marketable securities, non-current	117,102	27,168
Property and equipment, net	44,930	42,728
Operating lease right-of-use assets	24,196	27,099
Prepaid research and development expenses and other long-term assets	2,316	9,356
Total assets	$779,695	$825,132
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,099	$2,619
Accrued liabilities	33,933	18,302
Operating lease liabilities, current portion	7,146	7,501
Finance lease liabilities, current portion	32,531	39,283
Contract liability to related party	31,192	50,533
Total current liabilities	107,901	118,238
Operating lease liabilities, net of current portion	47,685	50,841
Contract liability, net of current portion to related party	112,068	170,673
Other non-current liabilities	15,468	—
Total liabilities	283,122	339,752
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 53,287,990 shares issued and outstanding as of March 31, 2024; 1,000,000,000 shares authorized and 52,280,077 shares issued and outstanding as of December 31, 2023	53	52
Additional paid-in capital	893,710	874,261
Accumulated other comprehensive income (loss)	(512)	547
Accumulated deficit	(396,678)	(389,480)
Total stockholders’ equity	496,573	485,380
Total liabilities and stockholders’ equity	$779,695	$825,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023

Collaboration revenue from related party	$39,256	$17,912

Operating expenses:
Research and development	32,318	32,932
General and administrative	22,748	15,437
Total operating expenses	55,066	48,369
Loss from operations	(15,810)	(30,457)
Other income (expense):
Interest income, net	9,200	4,468
Interest expense	(588)	(1,026)
Total other income, net	8,612	3,442
Loss before income taxes	(7,198)	(27,015)
Income tax expense	—	329
Net loss	(7,198)	(27,344)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(1,059)	307
Comprehensive loss	$(8,257)	$(27,037)
Net loss per share attributable to common stockholders—basic and diluted	$(0.14)	$(0.58)
Weighted-average common shares outstanding—basic and diluted	52,757,973	46,769,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2022	44,105,981	$44	$523,921	$(318,790)	$(221)	$204,954
Issuance of common stock in accordance with Gilead Stock Purchase Agreement	3,478,261	4	115,266	—	—	115,270
Exercise of stock options	34,713	—	374	—	—	374
Issuance of common stock from vesting of restricted stock	222,433	—	—	—	—	—
Share-based compensation	—	—	10,156	—	—	10,156
Unrealized gain on marketable securities	—	—	—	—	307	307
Net loss	—	—	—	(27,344)	—	(27,344)
Balance as of March 31, 2023	47,841,388	$48	$649,717	$(346,134)	$86	$303,717

Balance as of December 31, 2023	52,280,077	$52	$874,261	$(389,480)	$547	$485,380
Exercise of stock options	567,097	1	4,604	—	—	4,605
Issuance of common stock from vesting of restricted stock	440,816	—	—	—	—	—
Share-based compensation	—	—	14,845	—	—	14,845
Unrealized loss on marketable securities	—	—	—	—	(1,059)	(1,059)
Net loss	—	—	—	(7,198)	—	(7,198)
Balance as of March 31, 2024	53,287,990	$53	$893,710	$(396,678)	$(512)	$496,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(7,198)	$(27,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	826	432
Non-cash operating lease expense	2,903	310
Right-of-use asset expensed	838	1,705
Amortization of premiums and discounts on marketable securities	(4,360)	(1,978)
Share-based compensation	14,845	10,156
Changes in operating assets and liabilities:
Receivable from collaboration partner	—	(21,230)
Prepaid expenses and other current and non-current assets	6,714	(4,931)
Accounts payable and other current liabilities	307	(4,237)
Accrued liabilities	17,675	(173)
Operating lease liabilities	(1,979)	1,013
Contract liability to related party	(77,946)	228,319
Other non-current liabilities	15,468	—
Net cash provided by (used in) operating activities	(31,907)	182,042
Cash flows from investing activities
Purchases of property and equipment	(6,432)	(980)
Purchases of marketable securities	(318,380)	(162,144)
Proceeds from maturities of marketable securities	118,000	96,350
Net cash used in investing activities	(206,812)	(66,774)
Cash flows from financing activities
Proceeds from issuance of common stock in accordance with Gilead Stock Purchase Agreement	—	100,000
Proceeds from exercise of stock options	4,604	374
Principal payments under finance leases	(7,589)	(4,929)
Net cash provided by (used in) financing activities	(2,985)	95,445
Net increase (decrease) in cash and cash equivalents and restricted cash	(241,704)	210,713
Cash and cash equivalents and restricted cash, beginning of the period	398,904	66,680
Cash and cash equivalents and restricted cash, end of the period	$157,200	$277,393

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$2,509	$2,709

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

Liquidity

As of March 31, 2024, the Company had $691.0 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the related rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results of operations and cash flows for the periods presented have been included.

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024. There have been no significant changes to our accounting policies as described in Note 2, Summary of significant accounting policies, in the notes to the Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

The accompanying condensed consolidated financial statements include the accounts of Arcellx, Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No.2023-07 "Improvements to Reportable Segment Disclosures" which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No.2023-09 "Improvements to Income Tax Disclosures" which requires incremental annual disclosures around income tax rate reconciliation, income taxes paid and other related disclosures. This guidance requires prospective application and permits retrospective application to prior periods presented. The Company plans to adopt it beginning with its 2025 annual report to be filed in early 2026. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$154,721	$—	$—
Money market fund (short-term restricted cash)	208	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Government agency	—	536,447	—
Total assets measured at fair value	$154,929	$538,865	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$393,096	$—	$—
Money market fund (short-term restricted cash)	1,903	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Commercial paper	—	26,737	—
Corporate debt	—	5,982	—
Government agency	—	301,884	—
Total assets measured at fair value	$394,999	$337,020	$—

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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2024 or the year ended December 31, 2023.

4. Cash, Cash Equivalents and Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	$536,959	$82	$(594)	$536,447
Total	$536,959	$82	$(594)	$536,447

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$26,752	$—	$(15)	$26,737
Corporate debt	5,988	—	(7)	5,982
Government agency	301,315	584	(16)	301,884
Total	$334,056	$584	$(38)	$334,602

The fair value of available-for-sale marketable securities by contractual maturity as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Due in 1 year or less	$419,345	$307,434
Due in 1 - 2 years	117,102	27,168
Total	$536,447	$334,602

The Company had 42 and 8 securities in an unrealized loss position as of March 31, 2024 and December 31, 2023, respectively. All securities in an unrealized loss position as of March 31, 2024 and December 31, 2023 had been in a loss position for less than twelve months. Unrealized losses on available-for-sale marketable securities as of March 31, 2024 and December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the three months ended March 31, 2024 and for the year ended December 31, 2023. The Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

As of March 31, 2024 and December 31, 2023, the Company recognized $3.1 million and $1.4 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$154,574	$274,892
Restricted cash	2,626	2,501
Total	$157,200	$277,393

5. Related Parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of March 31, 2024, Gilead held approximately 13% of the Company's outstanding common stock. These holdings resulted from Gilead's investment in the Company of $100.0 million, by purchasing 3,478,261 shares of common stock at a per share price of $28.75 pursuant to a Common Stock Purchase Agreement (Gilead SPA) with Gilead Sciences, Inc. (Gilead) and of $200.0 million, by purchasing 3,242,542 shares of common stock at a per share price of $61.68 pursuant to a second Common Stock Purchase Agreement with Gilead (the "Second Gilead SPA"). See Note 6 for further discussion of the agreements with Gilead.

The Company partnered anito-cel with Kite Pharma, Inc., a Gilead company (Kite), through its co-development/co-commercialization collaboration agreement, as described in more detail in Note 6 Collaboration Agreement.

As of March 31, 2024, the Company had $143.3 million in contract liability pursuant to the Kite Collaboration Agreement and its amendment, of which $112.1 million represented the long-term portion of contract liability. For the three months ended March 31, 2024, the Company recognized $39.3 million in revenue under the Kite Collaboration Agreement and its amendment. See Note 6 for further discussion of the Kite Collaboration Agreement.

6. Collaboration Agreement

In December 2022, the Company entered into the Kite Collaboration Agreement, the Gilead SPA and a standstill and stock restriction agreement with Gilead (the Standstill Agreement). Upon closing in January 2023, Kite made an upfront payment of $225.0 million and obtained a license to co-develop and co-commercialize anito-cel, and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in anito-cel, in each case for the treatment of multiple myeloma. The Company also granted Kite the ability to negotiate a development and commercialization license for the inclusion of a limited number of pre-specified additional autologous CAR-T-cell therapy products for the treatment of multiple myeloma, which can only be exercised by Kite after the Company provides to Kite a phase 1 clinical study report. Gilead made an equity investment of $100.0 million by purchasing 3,478,261 shares of Arcellx common stock at a fixed per share price of $28.75 pursuant to the Gilead

SPA, which represented a $15.3 million discount on the sale of the Company’s common stock based on the share price on the date of closing.

In November 2023, the Company entered into an amendment to its Kite Collaboration Agreement, the Second Gilead SPA and an amended and restated standstill and stock restriction agreement with Gilead (the “Amended Standstill Agreement”). Upon closing in December 2023, Kite commenced negotiation of a license for the Company’s ARC-SparX program, ACLX-001, in multiple myeloma. The Company and Kite have also expanded the scope of the collaboration for the Company’s anito-cel to include lymphomas, which is subject to further negotiation by both parties in order to be developed and is therefore not a performance obligation at contract inception and as of March 31, 2024. In connection with the amendment to the Kite Collaboration Agreement, the Company received a $85.0 million upfront cash payment and are eligible for additional potential milestone payments, to offset prespecified development costs over a limited period of time. Gilead made an equity investment of $200.0 million by purchasing 3,242,542 shares of Arcellx common stock at a fixed per share price of $61.68 pursuant to the Second Gilead SPA, which represented a $15.6 million premium on the sale of the Company’s common stock based on the share price on the date of closing.

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

Other than certain items expressly set forth in the Kite Collaboration Agreement and its amendment, the out-of-pocket development costs for activities conducted in the United States for Co-Promote Products will be shared equally by the Company and Kite. The out-of-pocket development costs for activities conducted outside the United States as part of a global clinical trial for Co-Promote Products will be borne 60% by Kite and 40% by the Company, however Kite will be solely responsible for its costs for country-specific clinical trials and chemistry, manufacturing and control (CMC) commercial readiness. Kite will be solely responsible for the conduct of development and commercialization of the Non-Co-Promote Products at its sole cost. In the United States, the Company and Kite will be jointly responsible for commercialization of the Co-Promote Products. Kite will manufacture the licensed products and bear the CMC commercial readiness costs and capital expenses, except that the Company is responsible for manufacturing anito-cel prior to transferring the manufacturing process to Kite and the parties share associated out-of-pocket costs. Reimbursement costs expected to be received from Kite or paid to Kite represent variable consideration and are included in the estimated transaction price.

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

The Company uses a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. The Company uses the expected value method and most-likely-amount method to estimate variable consideration and will re-evaluate the transaction price in each reporting period, as uncertain events are resolved or other changes in circumstances occur.

During the three months ended March 31, 2024, revenue recognized that was included in the contract liability balance at the beginning of the period was $39.3 million. During the three months ended March 31, 2024, revenue recognized from performance obligations satisfied in previous periods was $10.6 million, primarily due to the changes in scope of the amendment to the Kite Collaboration Agreement. As of March 31, 2024, the amount of the transaction price that has not been recognized as revenue was $120.7 million, which will be recognized as revenue over the period of time the Company is performing the research and development activities.

7. Commitments and Contingencies

Commercial and Development Milestones

We have entered into contracts in the normal course of business with CROs, CMOs, and other third parties for preclinical research studies and testing, clinical trials, and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. For such contracts, payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. We have also entered into agreements with certain vendors for the provision of goods and services, which include manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. In addition, certain agreements with our CMOs and third-party vendors contain (a) development and commercial milestone payments and low single-digit royalties on worldwide net sales for certain products we sell that incorporate certain goods provided by our manufacturers and suppliers, (b) development milestones of up to $25.3 million in the aggregate and (c) commercial milestones of up to $52.0 million in the aggregate, along with royalty buyout provisions.

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of March 31, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with certain executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of March 31, 2024, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research and development accrued expenses	$7,824	$4,559
Accrued bonus	2,479	5,529
Other current liabilities	23,630	8,214
Total accrued liabilities	$33,933	$18,302

9. Stockholders' Equity

"At-the-Market" Offering Program

In May 2023, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market (ATM) offering program under which the Company may issue and sell, from time to time and at management’s sole discretion, shares of the Company’s common stock, in an aggregate offering amount of up to $350.0 million. No sales of the Company stock have been made under this arrangement as of March 31, 2024.

Gilead SPA and Second Gilead SPA

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

10. Income Taxes

The Company recorded an income tax provision of zero and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The primary difference in tax expense as compared to the same period from prior year is a result of larger stock-based compensation excess tax benefit in the current year period.

Based on the available objective evidence during the three months ended March 31, 2024, the Company maintains a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the change in valuation allowance.

11. Net Loss Per Share Attributable to Common Stockholders

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2024	2023
Options to purchase common stock	8,102,538	8,840,595
Restricted stock units	1,744,112	1,444,381
Restricted stock units - executive officer	1,447,804	1,447,804
Employee Stock Purchase Plan (ESPP)	16,601	14,263
Total	11,311,055	11,747,043

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $7.2 million and $27.3 million for the three months ended March 31, 2024 and 2023, respectively. Our accumulated deficit totaled $396.7 million as of March 31, 2024. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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
•
Establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain regulatory approval; and
•
Obtain, maintain, expand and protect our intellectual property portfolio.

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

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue consists of amounts recognized from our collaboration with Kite for our research and development performed under the Kite Collaboration Agreement and its amendment, recognized on a cost-to-cost percentage of completion basis applied to the total estimated transaction price. In the future, we may generate revenue from payments received under the Kite Collaboration Agreement and its amendment, including payments of upfront fees, license fees, milestone-based payments, and reimbursements for research and development efforts. As previously noted, we have executed a collaboration agreement with Kite and anticipate generating revenue under the arrangement subject to the total estimated transaction price as discussed in Note 6 - Collaboration Agreement in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Income Tax Provision

The Company recorded an income tax expense of zero and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The primary difference in tax expense as compared to the same period from prior year is a result of larger stock-based compensation excess tax benefit in the current year period.

Based on the available objective evidence during the three months ended March 31, 2024, the Company maintains a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to change in valuation allowance.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Collaboration revenue	$39,256	$17,912	$21,344
Operating expenses:
Research and development	32,318	32,932	(614)
General and administrative	22,748	15,437	7,311
Total operating expenses	55,066	48,369	6,697
Loss from operations	(15,810)	(30,457)	14,647
Interest income, net	9,200	4,468	4,732
Interest expense	(588)	(1,026)	438
Other income, net	8,612	3,442	5,170
Loss before income taxes	(7,198)	(27,015)	19,817
Income tax expense	—	329	(329)
Net loss	$(7,198)	$(27,344)	$19,488

Collaboration Revenue

Collaboration Revenue were $39.3 million for the three months ended March 31, 2024 compared to $17.9 million for the three months ended March 31, 2023, an increase of $21.3 million. This is primarily driven by changes in estimated transaction price used in calculating collaboration revenue due to the changes in scope of the amendment to the Kite Collaboration Agreement.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
External costs:
anito-cel	$11,791	$20,083	$(8,292)
ACLX-001	280	647	(367)
ACLX-002	3,238	864	2,374
Other research and development costs	2,889	884	2,005
Total external costs	18,198	22,478	(4,280)
Internal costs	14,120	10,454	3,666
Total research and development expenses	$32,318	$32,932	$(614)

Research and development expenses were $32.3 million for the three months ended March 31, 2024 compared to $32.9 million for the three months ended March 31, 2023, a decrease of $0.6 million. The decrease in research and development expense was primarily attributable to a decrease in expenses associated with our anito-cel clinical program, of which $6.2 million was primarily due to a related right of use asset associated with an embedded lease for our Lonza manufacturing services agreement for which there is no alternative use. This decrease was partially offset by an increase in internal costs of $3.7 million primarily due to higher personnel-related costs of $4.5 million, of which $2.1 million was due to non-cash share-based compensation.

General and Administrative Expenses

General and administrative expenses were $22.7 million for the three months ended March 31, 2024 compared to $15.4 million for the three months ended March 31, 2023, an increase of $7.3 million. This was primarily due to an increase of $4.5 million in personnel-related costs, of which $2.6 million was due to non-cash share-based compensation.

Other Income, net

Other income, net was $8.6 million for the three months ended March 31, 2024 compared to $3.4 million for the three months ended March 31, 2023, an increase of $5.2 million. This increase was driven by higher overall cash and cash equivalents and marketable securities balances and a corresponding increase in the interest earned.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of March 31, 2024, we had cash and cash equivalents and marketable securities of $691.0 million.

To date, we have not generated any product revenue. We do not expect to generate any meaningful revenue from product sales unless and until we obtain regulatory approval of, and commercialize any of, our product candidates, except that we recognize revenue under the Kite Collaboration Agreement and its amendment on a cost-to-cost percentage of completion basis applied to the total estimated transaction price. We may also enter into other collaborative agreements with third parties, and we do not know when, or if, any will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company, particularly relating to our loss of emerging growth company and smaller reporting company status. Adequate funding may not be available to us on acceptable terms or at all.

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and investments in marketable securities are adequate to fund operations into 2027.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(31,907)	$182,042
Net cash used in investing activities	(206,812)	(66,774)
Net cash provided by (used in) financing activities	(2,985)	95,445
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(241,704)	$210,713

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024 of $31.9 million was primarily attributable to our net loss of $7.2 million and changes in contract liability of $78.4 million associated with the Kite Collaboration Agreement and its amendment, partially offset by changes in accrued liabilities of $33.6 million, non-cash share-based compensation expense of $14.8 million and prepaid expenses and other current and non-current assets of $6.7 million.

Net cash provided by operating activities during the three months ended March 31, 2023 of $182.0 million was primarily attributable to the contract liability of $228.3 million associated with the commencement of the Kite Collaboration Agreement and net non-cash charges of $10.6 million, of which $10.1 million related to share-based compensation expense, partially offset by our net loss of $27.3 million and other net increases in operating assets and liabilities of $29.6 million.

Investing Activities

Net cash used in investing activities of $206.8 million during the three months ended March 31, 2024 was attributable to $318.4 million in purchases of marketable securities and $6.4 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $118.0 million.

Net cash used in investing activities of $66.8 million during the three months ended March 31, 2023 was attributable to $162.1 million in purchases of marketable securities and $1.0 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $96.4 million.

Financing Activities

Net cash used in financing activities of $3.0 million during the three months ended March 31, 2024 was attributable to payments under finance leases totaling $7.6 million, offset by proceeds of $4.6 million from the exercise of stock options.

Net cash used in financing activities of $95.4 million during the three months ended March 31, 2023 was primarily attributable to net proceeds of $100.0 million from the issuance and sale of 3,478,261 shares of our common stock at $28.75 per share and the proceeds of $0.4 million from the exercise of stock options, offset by payments under finance leases totaling $4.9 million.

Contractual Obligations and Contingencies

As of March 31, 2024, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates.

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or area reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024.

Recent Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2023 and in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $691.0 million, primarily invested in U.S. government agency securities and treasuries, certificates of deposit, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business and industry are subject to significant risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could seriously harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

We have no products approved for commercial sale and have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $7.2 million and $27.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $396.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate meaningful revenue from product sales, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $691.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since March 31, 2024, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Recent changes in tax law may adversely affect our business or financial condition. For example, in 2021, there were numerous changes proposed to U.S. federal income tax law, including an increase to the U.S. corporate tax rate, international business operations reform and the imposition of a global minimum tax. If these or similar changes are enacted, our effective tax rate may be adversely impacted in future years. Additionally, many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock. On January 1, 2022, a provision of the legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) went into effect, eliminating the option to deduct domestic research and development costs in the year incurred and instead requiring taxpayers to amortize such costs over five years. However, recently proposed tax legislation, if enacted, would restore the ability to deduct domestic research and development expenditures in the current year through 2025 and would retroactively restore this benefit for 2022 and 2023.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under the TCJA, net operating losses arising in tax years beginning after December 31, 2017 can only offset 80% of annual taxable income for tax years beginning after December 31, 2020, but can be carried forward indefinitely. Our use of net operating losses generated years beginning before January 1, 2018 will not be subject to the annual taxable income limitation and will continue to have a 20-year carryforward period. In addition, we will be unable to use our net operating loss carryforwards and tax credit carryforwards if we do not generate taxable income sufficient to offset our available net operating loss carryforwards and tax credit carryforwards prior to their expiration.

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, except as described below.

Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) by 5-percent shareholders in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including tax credit carryforwards) to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. As a result of our most recent private placements, our initial public offering, and other transactions that have occurred over the past three years, we experienced such an “ownership change.” We performed an ownership change study of as December 31, 2023 and we determined that certain NOLs and research and developments tax credits for both federal and state purposes were severely limited and therefore we removed a significant amount of NOLs and research and development tax credits from our deferred tax assets. In the future we may experience additional ownership changes from future offerings or other changes in the ownership of our stock that could further limit the amount of NOLs or other tax attributes presented in our financial statements. In addition, state suspensions of the ability to use NOLs, and research credits such as California’s June 2020 temporary suspension and limitation on use of such attributes, may limit our ability to use our NOLs and research credits to offset state taxable income and taxes.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We document, review, and work to improve our internal controls and procedures for compliance with Section 404 of the Sarbanes- Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. We continue to evaluate our current needs and may recruit additional finance and accounting personnel to meet such requirements.

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

Additionally, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.

We presently contract with a Chinese biotechnology company to manufacture the vector for our clinical stage ARC-SparX programs. Although, if we are proscribed from working with our current manufacturer, we believe we can secure alternate manufacturers for ARC vector, although in the interim we may experience manufacturing disruptions and delays and/or a diversion of management attention, each of which could negatively impact our operations. More generally, if we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

In addition, the California Consumer Privacy Act (“CCPA”) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and to provide such consumers a right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. California voters voted to approve the California Privacy Rights Act (“CPRA”) in November 2020, which modified the CCPA significantly, with most modifications effective as of January 1, 2023. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, including Washington’s My Health, My Data Act, and several laws imposing obligations similar to those of the CCPA. For example, Virginia, Colorado, Utah, and Connecticut all have enacted general privacy legislation that became effective in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that becomes effective in 2024; Delaware, Iowa, and Tennessee have enacted similar legislation that becomes effective in 2025; and Indiana has enacted similar legislation that becomes effective in 2026. The U.S. federal government also has proposed general privacy legislation. The CCPA, CPRA, and other new and evolving legislation may increase our compliance costs and potential liability.

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

Item 2. Unregistered Sales of Equity Securities.

There were no sales of unregistered securities by us during the quarter ended March 31, 2024 that were not previously reported in current reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 27, 2024, Michelle Gilson, Chief Financial Officer, modified a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c), initially adopted as of December 18, 2023, to sell up to 109,174 shares of Arcellx, Inc. common stock between June 26, 2024 and June 29, 2025, subject to certain conditions. The duration of this trading plan is 367 days, or earlier if all transactions under the trading arrangement are completed. The actual number of shares subject to the trading plan will be reduced by sales to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

On March 28, 2024, Kavita Patel, a Director of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 92,979 shares of Arcellx, Inc. common stock between June 27, 2024 and June 28, 2025, subject to certain conditions. The duration of this trading plan is 365 days.

Item 6. Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.		X	10-Q	3.1	8/14/2023
3.2	Second Amended and Restated Bylaws of the Registrant, as currently in effect.		X	8-K	3.1	12/16/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.		X	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.		X	S-1/A	4.2	1/31/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

Arcellx, Inc.

Date: May 9, 2024	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial and Accounting Officer)