Form 10-Q
period 2024-06-30
Arcellx, Inc.
filed 2024-08-08
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Registrant’s telephone number, including area code: (240) 327-0630

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

As of August 2, 2024, the registrant had 53,755,679 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to maintain our collaborative relationship with Kite Pharma, Inc., a Gilead company (Kite) in connection with the development, manufacturing and commercialization of certain of our product candidates;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$100,025	$394,583
Marketable securities	416,663	307,434
Restricted cash, current	208	1,903
Prepaid expenses and other current assets	13,307	12,443
Total current assets	530,203	716,363
Restricted cash, non-current	2,418	2,418
Marketable securities, non-current	130,128	27,168
Property and equipment, net	46,276	42,728
Operating lease right-of-use assets	24,065	27,099
Prepaid research and development expenses and other long-term assets	1,216	9,356
Total assets	$734,306	$825,132
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,868	$2,619
Accrued liabilities	42,033	18,302
Operating lease liabilities, current portion	7,199	7,501
Finance lease liabilities, current portion	19,220	39,283
Contract liability to related party	14,970	50,533
Total current liabilities	88,290	118,238
Operating lease liabilities, net of current portion	47,872	50,841
Contract liability to related party, net of current portion	96,081	170,673
Other non-current liabilities	14,899	—
Total liabilities	247,142	339,752
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 53,631,144 shares issued and outstanding as of June 30, 2024; 1,000,000,000 shares authorized and 52,280,077 shares issued and outstanding as of December 31, 2023	53	52
Additional paid-in capital	911,783	874,261
Accumulated other comprehensive income (loss)	(792)	547
Accumulated deficit	(423,880)	(389,480)
Total stockholders’ equity	487,164	485,380
Total liabilities and stockholders’ equity	$734,306	$825,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Collaboration revenue from related party	$27,384	$14,302	$66,640	$32,213

Operating expenses:
Research and development	40,953	28,327	73,271	61,258
General and administrative	21,424	15,535	44,172	30,972
Total operating expenses	62,377	43,862	117,443	92,230
Loss from operations	(34,993)	(29,560)	(50,803)	(60,017)
Other income (expense):
Interest income, net	8,453	6,304	17,653	10,772
Interest expense	(321)	(880)	(909)	(1,906)
Total other income, net	8,132	5,424	16,744	8,866
Loss before income taxes	(26,861)	(24,136)	(34,059)	(51,151)
Income tax benefit (expense)	(341)	282	(341)	(47)
Net loss	(27,202)	(23,854)	(34,400)	(51,198)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(280)	(93)	(1,339)	214
Comprehensive loss	$(27,482)	$(23,947)	$(35,739)	$(50,984)
Net loss per share attributable to common stockholders—basic and diluted	$(0.51)	$(0.50)	$(0.65)	$(1.08)
Weighted-average common shares outstanding—basic and diluted	53,516,907	48,106,528	53,137,440	47,441,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2022	44,105,981	$44	$523,921	$(318,790)	$(221)	$204,954
Issuance of common stock in accordance with Gilead Stock Purchase Agreement	3,478,261	4	115,266	—	—	115,270
Exercise of stock options	34,713	—	374	—	—	374
Issuance of common stock from vesting of restricted stock	222,433	—	—	—	—	—
Share-based compensation	—	—	10,156	—	—	10,156
Unrealized gain on marketable securities	—	—	—	—	307	307
Net loss	—	—	—	(27,344)	—	(27,344)
Balance as of March 31, 2023	47,841,388	48	649,717	(346,134)	86	303,717
Exercise of stock options	398,861	—	2,965	—	—	2,965
Issuance of common stock from vesting of restricted stock	46,593	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	28,549	—	528	—	—	528
Share-based compensation	—	—	10,404	—	—	10,404
Unrealized loss on marketable securities	—	—	—	—	(93)	(93)
Net loss	—	—	—	(23,854)	—	(23,854)
Balance as of June 30, 2023	48,315,391	$48	$663,614	$(369,988)	$(7)	$293,667

Balance as of December 31, 2023	52,280,077	$52	$874,261	$(389,480)	$547	$485,380
Exercise of stock options	567,097	1	4,604	—	—	4,605
Issuance of common stock from vesting of restricted stock	440,816	—	—	—	—	—
Share-based compensation	—	—	14,845	—	—	14,845
Unrealized loss on marketable securities	—	—	—	—	(1,059)	(1,059)
Net loss	—	—	—	(7,198)	—	(7,198)
Balance as of March 31, 2024	53,287,990	53	893,710	(396,678)	(512)	496,573
Exercise of stock options	274,334	—	2,288	—	—	2,288
Issuance of common stock from vesting of restricted stock	53,606	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	15,214	—	646	—	—	646
Share-based compensation	—	—	15,139	—	—	15,139
Unrealized loss on marketable securities	—	—	—	—	(280)	(280)
Net loss	—	—	—	(27,202)	—	(27,202)
Balance as of June 30, 2024	53,631,144	$53	$911,783	$(423,880)	$(792)	$487,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities
Net loss	$(34,400)	$(51,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,065	871
Non-cash operating lease expense	3,034	569
Right-of-use asset expensed	888	1,262
Amortization of premiums and discounts on marketable securities	(8,487)	(4,689)
Share-based compensation	29,984	20,560
Changes in operating assets and liabilities:
Receivable from collaboration partner	—	(29,431)
Prepaid expenses and other current and non-current assets	7,276	(16,817)
Accounts payable and other current liabilities	2,606	(3,797)
Accrued liabilities	26,679	(1,596)
Operating lease liabilities	(2,546)	10,281
Contract liability to related party	(110,154)	233,412
Other non-current liabilities	14,899	—
Net cash provided by (used in) operating activities	(68,156)	159,427
Cash flows from investing activities
Purchases of property and equipment	(9,645)	(8,208)
Purchases of marketable securities	(401,040)	(162,144)
Proceeds from maturities of marketable securities	196,000	154,850
Net cash used in investing activities	(214,685)	(15,502)
Cash flows from financing activities
Proceeds from issuance of common stock in accordance with Gilead Stock Purchase Agreement	—	100,000
Proceeds from exercise of stock options	6,893	3,340
Proceeds from stock issued pursuant to employee stock purchase plan	646	528
Principal payments under finance leases	(20,951)	(8,307)
Net cash provided by (used in) financing activities	(13,412)	95,561
Net increase (decrease) in cash and cash equivalents and restricted cash	(296,253)	239,486
Cash and cash equivalents and restricted cash, beginning of the period	398,904	66,680
Cash and cash equivalents and restricted cash, end of the period	$102,651	$306,166

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,066	$212

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$1,070	$3,323

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

Liquidity

As of June 30, 2024, the Company had $646.8 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these financial statements.

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024. There have been no significant changes to our accounting policies as described in Note 2, Summary of significant accounting policies, in the notes to the audited consolidated financial statements in Item 8 of Part II of the Form 10-K.

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

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$99,769	$—	$—
Money market fund (short-term restricted cash)	208	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Government agency	—	546,791	—
Total assets measured at fair value	$99,977	$549,209	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$393,096	$—	$—
Money market fund (short-term restricted cash)	1,903	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Commercial paper	—	26,737	—
Corporate debt	—	5,982	—
Government agency	—	301,884	—
Total assets measured at fair value	$394,999	$337,020	$—

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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the six months ended June 30, 2024 or the year ended December 31, 2023.

4. Cash, Cash Equivalents and Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	$547,583	$66	$(858)	$546,791
Total	$547,583	$66	$(858)	$546,791

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$26,752	$—	$(15)	$26,737
Corporate debt	5,988	—	(7)	5,982
Government agency	301,315	584	(16)	301,884
Total	$334,056	$584	$(38)	$334,602

The fair value of available-for-sale marketable securities by contractual maturity as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Due in 1 year or less	$416,663	$307,434
Due in 1 - 2 years	130,128	27,168
Total	$546,791	$334,602

The Company had 53 and 8 securities in an unrealized loss position as of June 30, 2024 and December 31, 2023, respectively. All securities in an unrealized loss position as of June 30, 2024 and December 31, 2023 had been in a loss position for less than twelve months. Unrealized losses on available-for-sale marketable securities as of June 30, 2024 and December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the six months ended June 30, 2024 and for the year ended December 31, 2023. The Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

As of June 30, 2024 and December 31, 2023, the Company recognized $3.2 million and $1.4 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$100,025	$303,665
Restricted cash	2,626	2,501
Total	$102,651	$306,166

5. Related Parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of June 30, 2024, Gilead Sciences, Inc. (Gilead) held approximately 13% of the Company's outstanding common stock. These holdings resulted from Gilead's investment in the Company of: (i) $100.0 million, by purchasing 3,478,261 shares of common stock at a per share price of $28.75 pursuant to a Common Stock Purchase Agreement (Gilead SPA) with Gilead; and (ii) $200.0 million, by purchasing 3,242,542 shares of common stock at a per share price of $61.68 pursuant to a second Common Stock Purchase Agreement with Gilead (Second Gilead SPA). See Note 6 for further discussion of the agreements with Gilead.

The Company partnered anito-cel with Kite, through its co-development/co-commercialization collaboration agreement, as described in more detail in Note 6 Collaboration Agreement.

As of June 30, 2024, the Company had $111.1 million in contract liability pursuant to the Collaboration and License Agreement with Kite (Kite Collaboration Agreement) and its amendment, of which $96.1 million represented the long-term portion of contract liability. For the three and six months ended June 30, 2024, the Company recognized $27.4 million and $66.6 million in revenue respectively, under the Kite Collaboration Agreement and its amendment. See Note 6 for further discussion of the Kite Collaboration Agreement.

6. Collaboration Agreement

In December 2022, the Company entered into the Kite Collaboration Agreement, the Gilead SPA and a standstill and stock restriction agreement with Gilead (the Standstill Agreement). Upon closing in January 2023, Kite made an upfront payment of $225.0 million and obtained a license to co-develop and co-commercialize anito-cel, and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in anito-cel, in each case for the treatment of multiple myeloma. The Company also granted Kite the ability to negotiate a development and commercialization license for the inclusion of a limited number of pre-specified additional autologous CAR-T-cell therapy products for the treatment of multiple myeloma, which can be exercised by Kite after the Company provides to Kite a phase 1 clinical study report. Gilead made an equity investment of $100.0 million by purchasing 3,478,261 shares of Arcellx common stock at a fixed per share price of $28.75 pursuant to the Gilead SPA, which represented a $15.3 million discount on the sale of the Company’s common stock based on the share price on the date of closing.

In November 2023, the Company entered into an amendment to its Kite Collaboration Agreement, the Second Gilead SPA and an amended and restated standstill and stock restriction agreement with Gilead (the “Amended Standstill Agreement”). Upon closing in December 2023, Kite commenced negotiation of a license for the Company’s ARC-SparX program, ACLX-001, in multiple myeloma. The Company and Kite have also expanded the scope of the collaboration for the Company’s anito-cel to include lymphomas, which is subject to further negotiation by both parties in order to be developed and is therefore not a performance obligation at contract inception and as of June 30, 2024. In connection with the amendment to the Kite Collaboration Agreement, the Company received a $85.0 million upfront cash payment and are eligible for additional potential milestone payments, to offset prespecified development costs over a limited period of time. Gilead made an equity investment of $200.0 million by purchasing 3,242,542 shares of Arcellx common stock at a fixed per share price of $61.68 pursuant to the Second Gilead SPA, which represented a $15.6 million premium on the sale of the Company’s common stock based on the share price on the date of closing.

Under the Kite Collaboration Agreement and its amendment, the Company will be eligible to receive clinical, regulatory, and commercial milestone payments of up to $598.3 million, $935.0 million and $507.5 million, for anito-cel, each next-generation autologous CAR-T cell therapy product, and each non-autologous CAR-T cell therapy product, respectively. In July 2024, the Company achieved a clinical milestone of $68.3 million for anito-cel from Kite relating to enrollment in the iMMagine-1 trial.

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

During the three and six months ended June 30, 2024, revenue recognized that was included in the contract liability balance at the beginning of the period was $27.4 million and $66.6 million, respectively. During the three and six months ended June 30, 2024, no revenue was recognized from performance obligations satisfied in previous periods. As of June 30, 2024, the amount of the transaction price that has not been recognized as revenue was $86.4 million, which may be recognized as revenue over the period of time the Company is performing the research and development activities.

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of June 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with certain executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of June 30, 2024, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Research and development accrued expenses	$9,975	$4,559
Accrued bonus	5,158	5,529
Other current liabilities	26,900	8,214
Total accrued liabilities	$42,033	$18,302

9. Stockholders' Equity

"At-the-Market" Offering Program

In May 2023, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market (ATM) offering program under which the Company may issue and sell, from time to time and at management’s sole discretion, shares of the Company’s common stock, in an aggregate offering amount of up to $350.0 million. No sales of the Company stock have been made under this arrangement as of June 30, 2024.

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

10. Income Taxes

The Company recorded an income tax expense of $0.3 million for the three months ended June 30, 2024 and an income tax benefit of $0.3 million for the three months ended June 30, 2023. The Company recorded an income tax expense of $0.3 million and $47 thousand for the six months ended June 30, 2024 and 2023, respectively.

Based on the available evidence, giving more weight to objective factors during the three and six months ended June 30, 2024, the Company maintains a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the change in valuation allowance.

11. Net Loss Per Share Attributable to Common Stockholders

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Options to purchase common stock	7,863,544	8,491,672
Restricted stock units	1,711,396	1,426,583
Restricted stock units - executive officer	1,447,804	1,447,804
Employee Stock Purchase Plan (ESPP)	16,803	6,688
Total	11,039,547	11,372,747

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our lead program is a BCMA-targeting ddCAR product candidate called “anito-cel”, which is currently being evaluated in our pivotal Phase 2 “iMMagine-1” trial in patients with relapsed or refractory multiple myeloma (rrMM). We have partnered anito-cel with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement (as described in more detail in the section below titled “Components of Results of Operations - Revenue" included in this Quarterly Report on Form 10-Q). Recently, Kite initiated a global Phase 3 randomized controlled clinical trial (iMMagine 3) of anito-cel in patients with rrMM. Kite will manufacture anito-cel for iMMagine-3. This follows the completion of the technical transfer from a third-party contract manufacturing organization to Kite, which was announced in May 2024, as well as the transfer of the Investigational New Drug (IND) application for anito-cel in rrMM, which has been cleared by the U.S. Food and Drug Administration (FDA).

We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials, ACLX-001, which targets BCMA in rrMM, and our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS). Outside of our collaboration with Kite, we intend to evaluate anito-cel for the treatment of certain non-oncology indications, including some autoimmune disorders, and received FDA clearance of an IND application for generalized myasthenia gravis in July 2024.

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $34.4 million and $51.2 million for the six months ended June 30, 2024 and 2023, respectively. Our accumulated deficit totaled $423.9 million as of June 30, 2024. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•
Advance the clinical program for anito-cel and subsequent clinical trials focused on earlier lines of therapy in collaboration with our partner Kite;
•
Grow our supply and contract manufacturing infrastructure to support the continued development of anito-cel and our other product candidates;
•
Initiate clinical trials to evaluate anito-cel in other indications outside of oncology, such as generalized myasthenia gravis;

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

Recent Developments

The following are recent developments to our business:

•
We earned a clinical milestone under our collaboration with Kite in the amount of $68.3 million related to iMMagine-1 enrollment.
•
We submitted an abstract to present data for the iMMagine-1 study at the 66th ASH Annual Meeting and Exposition.
•
Kite initiated a global Phase 3 randomized controlled clinical trial (iMMagine 3) evaluating anito-cel in patients with rrMM exposed to an immunomodulatory (IMiD) drug and an anti-CD38 monoclonal antibody.
•
The U.S. FDA cleared an Investigational New Drug (IND) application for anito-cel, our BCMA CAR-T therapy, for myasthenia gravis, a chronic autoimmune disease. This program is wholly-owned by us and is not included in the Collaboration and License Agreement with Kite.

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

We have identified an embedded lease within our Manufacturing Services Agreement with Lonza Houston, Inc. (Lonza). Under the statement of work with Lonza (Lonza SOW), we have the exclusive use of, and control over, the manufacturing facility and equipment of the supplier during the contractual term of the manufacturing arrangement. The right-of-use asset associated with the embedded lease was expensed as research and development expenses due to the right-of-use asset having no alternative future use. We have elected to use the practical expedient and account for the lease component and the non-lease components as a single lease component. The lease commencement occurred during 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under our exclusive use and control. In September 2023, we signed Amendment 1 to the Lonza SOW, allowing us to gain exclusive use and control over additional space and equipment, which resulted in an additional right-of-use asset that was expensed as research and development expenses as the additional right-of-use asset had no alternative future use. The arrangement expires in December 2024.

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

Income Tax Provision

The Company recorded an income tax expense of $0.3 million for the three months ended June 30, 2024 and an income tax benefit of $0.3 million for the three months ended June 30, 2023. The Company recorded an income tax expense of $0.3 million and $47 thousand for the six months ended June 30, 2024 and 2023, respectively.

Based on the available evidence, giving more weight to objective factors during the three and six months ended June 30, 2024, we maintain a full valuation allowance against our net deferred tax assets as we believe it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to change in valuation allowance.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three months ended June 30,
	2024	2023	Change
Collaboration revenue	$27,384	$14,302	$13,082
Operating expenses:
Research and development	40,953	28,327	12,626
General and administrative	21,424	15,535	5,889
Total operating expenses	62,377	43,862	18,515
Loss from operations	(34,993)	(29,560)	(5,433)
Interest income, net	8,453	6,304	2,149
Interest expense	(321)	(880)	559
Other income, net	8,132	5,424	2,708
Loss before income taxes	(26,861)	(24,136)	(2,725)
Income tax benefit (expense)	(341)	282	(623)
Net loss	$(27,202)	$(23,854)	$(3,348)

Collaboration Revenue

Collaboration revenue was $27.4 million for the three months ended June 30, 2024 compared to $14.3 million for the three months ended June 30, 2023, an increase of $13.1 million. This is primarily driven by an increase in estimated transaction price from the amendment to the Kite Collaboration Agreement.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Three months ended June 30,
	2024	2023	Change
External costs:
anito-cel	$13,317	$13,830	$(513)
ACLX-001	765	718	47
ACLX-002	3,234	1,504	1,730
Other research and development costs	6,663	785	5,878
Total external costs	23,979	16,837	7,142
Internal costs	16,974	11,490	5,484
Total research and development expenses	$40,953	$28,327	$12,626

Research and development expenses were $41.0 million for the three months ended June 30, 2024 compared to $28.3 million for the three months ended June 30, 2023, an increase of $12.6 million. The increase in research and development expense was primarily attributable to an increase of $5.9 million in costs relating to other preclinical pipeline programs, and an increase in internal costs of $5.5 million primarily due to higher personnel-related costs of $4.7 million, of which $2.3 million was due to non-cash stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $21.4 million for the three months ended June 30, 2024 compared to $15.5 million for the three months ended June 30, 2023, an increase of $5.9 million. This was primarily due to an increase of $3.8 million in personnel-related costs, of which $2.4 million was due to non-cash stock-based compensation.

Other Income, net

Other income, net was $8.1 million for the three months ended June 30, 2024 compared to $5.4 million for the three months ended June 30, 2023, an increase of $2.7 million. This increase was driven by higher overall cash and cash equivalents and marketable securities balances and a corresponding increase in the interest earned on such amounts.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Collaboration revenue	$66,640	$32,213	$34,427
Operating expenses:
Research and development	73,271	61,258	12,013
General and administrative	44,172	30,972	13,200
Total operating expenses	117,443	92,230	25,213
Loss from operations	(50,803)	(60,017)	9,214
Interest income, net	17,653	10,772	6,881
Interest expense	(909)	(1,906)	997
Other income, net	16,744	8,866	7,878
Loss before income taxes	(34,059)	(51,151)	17,092
Income tax expense (benefit)	(341)	(47)	(294)
Net loss	$(34,400)	$(51,198)	$16,798

Collaboration Revenue

Collaboration revenue was $66.6 million for the six months ended June 30, 2024 compared to $32.2 million for the six months ended June 30, 2023, an increase of $34.4 million. This is primarily driven by an increase in estimated transaction price from the amendment to the Kite Collaboration Agreement.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
External costs:
anito-cel	$25,108	$33,913	$(8,805)
ACLX-001	1,045	1,380	(335)
ACLX-002	6,472	2,369	4,103
Other research and development costs	9,552	1,694	7,858
Total external costs	42,177	39,356	2,821
Internal costs	31,094	21,902	9,192
Total research and development expenses	$73,271	$61,258	$12,013

Research and development expenses were $73.3 million for the six months ended June 30, 2024 compared to $61.3 million for the six months ended June 30, 2023, an increase of $12.0 million. The increase in research and development expense was primarily attributable to an increase in internal costs of $9.2 million due to higher personnel-related costs, of which $4.4 million was due to non-cash share-based compensation, and an increase of $7.9 million in costs relating to other preclinical pipeline programs. This increase was partially offset by an $8.8 million decrease in expenses associated with our anito-cel clinical program due to a related right of use asset associated with an embedded lease for our Lonza manufacturing services agreement for which there is no alternative use.

General and Administrative Expenses

General and administrative expenses were $44.2 million for the six months ended June 30, 2024 compared to $31.0 million for the six months ended June 30, 2023, an increase of $13.2 million. This was primarily due to an increase of $8.2 million in personnel-related costs, of which $5.0 million was due to non-cash stock-based compensation, and an increase of $2.2 million in depreciation expense.

Other Income, net

Other income, net was $16.7 million for the six months ended June 30, 2024 compared to $8.9 million for the six months ended June 30, 2023, an increase of $7.9 million. This increase was driven by higher overall cash and cash equivalents and marketable securities balances and a corresponding increase in the interest earned on such amounts.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of June 30, 2024, we had cash and cash equivalents and marketable securities of $646.8 million.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(68,156)	$159,427
Net cash used in investing activities	(214,685)	(15,502)
Net cash provided by (used in) financing activities	(13,412)	95,561
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(296,253)	$239,486

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024 of $68.2 million was primarily attributable to our net loss of $34.4 million and changes in contract liability of $110.2 million associated with the Kite Collaboration Agreement and its amendment, partially offset by changes in accrued liabilities of $26.7 million, non-cash share-based compensation expense of $30.0 million, prepaid expenses and other current and non-current assets of $7.3 million, and other non-current liabilities $14.9 million.

Net cash provided by operating activities during the six months ended June 30, 2023 of $159.4 million was primarily attributable to the contract liability of $233.4 million associated with the Kite Collaboration Agreement and net non-cash charges of $18.6 million, offset by our net loss of $51.2 million and other net increases in operating assets and liabilities of $41.4 million.

Investing Activities

Net cash used in investing activities of $214.7 million during the six months ended June 30, 2024 was attributable to $401.0 million in purchases of marketable securities and $9.6 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $196.0 million.

Net cash used in investing activities of $15.5 million during the six months ended June 30, 2023 was attributable to $162.1 million in purchases of marketable securities and $8.2 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $154.9 million.

Financing Activities

Net cash used in financing activities of $13.4 million during the six months ended June 30, 2024 was attributable to payments under finance leases totaling $21.0 million, offset by proceeds of $7.5 million from the exercise of stock options and stock issued pursuant to the employee stock purchase plan.

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

Contractual Obligations and Contingencies

As of June 30, 2024, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or area reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $646.8 million, primarily invested in U.S. government agency securities and treasuries, certificates of deposit, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Development of Our Product Candidates

•
Although the FDA has previously issued and lifted one partial clinical hold on anito-cel, there is no assurance that the protocol amendments we have made will be effective at mitigating the risk of future serious adverse events or that the FDA or DSMB will not issue another clinical hold in the future.
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

We have no products approved for commercial sale and have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $34.4 million and $51.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $423.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate meaningful revenue from product sales, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Because cell therapies represent a relatively new field of cellular immunotherapy for treatment of cancer as well as autoimmune and other disorders, developing and commercializing our product candidates subjects us to a number of risks and challenges, including:

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

Our ARC-SparX platform, including our AML/MDS program, is highly dependent on the success of ACLX-001 and ACLX-002, the first two product candidates based on our ARC-SparX platform. ACLX-001 is an immunotherapeutic combination composed of ARC-T-cells and bi-valent SparX proteins targeting BCMA, or SPRX001, for the treatment of rrMM. ACLX-002 is an immunotherapeutic combination composed of ARC-T-cells and monovalent SparX proteins targeting CD123, or SPRX002, for the treatment of relapsed or refractory AML and high-risk MDS. The ARC-T-cells and the SparX proteins comprising ACLX-001 and ACLX-002 are entirely novel and neither had been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. All SparX proteins are comprised of one or more antigen-specific binding domains fused to a protein that we refer to as the TAG. The TAG is a novel protein sequence derived from the 26kDA C-terminal fragment of human alpha fetoprotein (hAFP) and also had never been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. The ARC-T-cells are designed to have a binding domain that recognizes the TAG, which we refer to as anti-TAG. The anti-TAG had also never been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. There can be no assurance that the ARC-T-cells, the SparX proteins, the TAG, anti-TAG and other parts of ACLX-001 and ACLX-002 will not trigger an adverse response, cause unintended off-target recognition, limit the expected activity of the product candidates or result in other negative outcomes.

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

Treatment with our product candidates may cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of patients with significant co-morbidities in our clinical trials may result in deaths or other adverse medical events due to an underlying condition or other therapies or medications that such patients may be using. As described above, any of these events could lead to another clinical hold, and/or prevent us from obtaining regulatory approval or achieving or maintaining market acceptance and impair our ability to commercialize our product candidates. Because the product candidates in our platforms share similar components, such as the D-Domain, a failure of one of our clinical trials may also increase the actual or perceived likelihood that our other product candidates will experience similar failures. Similarly, lack of efficacy, adverse events, undesirable side effects or other adverse results may emerge in clinical trials for one indication that may adversely affect our development of the same product candidate in another indication.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to a variety of factors, including, but not limited to, changes in trial procedures set forth in protocols, differences in the size and demographics of the patient populations, including but not limited to disease-stage or even indication(s) being tested, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If our ongoing or future clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, or if we encounter safety concerns associated with our product candidates, we may:

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

Our product candidates involve genetically modified T cell-based immunotherapies. A number of genetically modified cell therapies, such as CAR-based products, have potentially severe side effects, including cytokine release syndrome, neurologic toxicities, Parkinsonism and Guillain-Barré syndrome, hemophagocytic lymphohistiocytosis, macrophage activation syndrome, and prolonged and/or recurrent cytopenias, that can escalate and require intensive medical intervention and result in injury or death to the patients. Additionally, the administration of CAR-based products for cancer indications involves lymphodepletion and often bridging therapies, which are also associated with adverse events. As we expand clinical study of our T-cell based immunotherapies to other indications outside of cancer, such as autoimmune indications, we may use similar, intensive protocols to manage the risk of adverse events.

There is no guarantee that our product candidates will not have side effects similar to those seen in other genetically modified cell therapies or that we will be able to prevent side effects from escalating to an unsafe level for our patients. Additionally, our initial product candidates have been directed at treating patients with rrMM and AML/MDS. These patients are often elderly and/or have significant co-morbidities, and we expect they will receive our product candidate as a last line of therapy after most other therapies have failed, and these patients may be particularly susceptible to safety and toxicity risks. We also plan to initiate studies in patients with certain autoimmune diseases. Similarly, these patients may have co-morbidities and/or their autoimmune disorders may make them particularly susceptible to safety and toxicity risks.

In addition, these side effects that may be associated with treatment may not always be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy may be complicated and difficult to manage, which could result in patient death or other significant issues. Additionally, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects, autoimmune or non-autoimmune patients who may suffer from other medical conditions and be taking other medications.

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

If additional serious adverse events or undesirable side effects arise, we could be required to suspend, delay, or halt the trial(s) in which such events or effects arise or any of our other clinical trials and regulatory authorities could deny approval or require us to limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Undesirable side effects could also result in an expansion in the size of the trial(s) in which such events or effects arise or any of our other clinical trials, increasing the expected costs and timeline of our clinical trials. Side effects that are observed during the trial, whether treatment related or not, could also affect patient recruitment for future trials or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

Development of any of our product candidates in combination with one or more other therapies that have either been approved or not yet been approved for marketing by the FDA or comparable foreign regulatory authorities could expose us to additional risks, as combination therapies may increase the rate of serious or unexpected adverse events, which could result in a clinical hold as well as pre-approval and post-approval restrictions by the FDA or other regulatory authorities on the proposed combination therapy, including narrowing of the indication, warnings, additional safety data collection and monitoring procedures, and REMS, even if the cause of such serious or unexpected adverse events is not directly attributed to our product candidate. CAR-T therapies for cancer indications, including anito-cel, are administered following a lymphodepletion regimen and often bridging therapies, these therapies are associated with risks of adverse events. As we expand clinical study of our T-cell based immunotherapies to other indications outside of cancer, such as autoimmune indications, we may use similar, intensive protocols to manage the risk of adverse events. Any of these events or restrictions could have a material adverse effect on our business, delay our regulatory approval, and decrease the market acceptance and profitability of our product candidate if approved for a combination therapy.

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

Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing approved therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the other therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially. Additionally, if the third party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies is prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Manufacturing genetically engineered products is complex and subject to both human and systemic risks. We or our third party manufacturers may encounter difficulties in production and sourcing and may be subject to variations and supply constraints of key components. If we or any of our third party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

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

The process for treating patients using T cell therapy is subject to human and systemic risks.

The “vein-to-vein” cycle for treating patients using T-cell therapy typically takes approximately four to six weeks and involves a large number of steps and human participants. First, the patient’s lymphocytes are isolated by apheresis at the clinical site and shipped to the manufacturing site. Under cGMP conditions at the manufacturing site, the patient’s lymphocytes are washed, and then enriched for CD3-positive T-cells using specialized reagents. After overnight culture and T-cell activation, the T-cells are transduced using lentiviral vector transduction technology to introduce the CAR and ARC genetic construct into the enriched T cell population. At the completion of T cell transduction, the T-cells are expanded for several days, harvested, formulated into the final drug product and then cryopreserved for delivery to patients. In the United States, samples of the final product are subjected to several release tests which must fulfill specified criteria for the drug product to be released for infusion. These include sterility, identity, purity, potency and other tests. We are subject to stringent regulatory and quality standards in the course of a T cell therapy treatment process, and we cannot assure you that our quality control and assurance efforts will be successful or that the risk of human or systemic errors in these processes can be eliminated.

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

We are initially developing anito-cel as a last line therapy for patients with rrMM with plans to pursue label expansion into earlier lines of therapy and other indications outside of oncology, including certain autoimmune disorders. However, there is no guarantee that it, or any of our product candidates, even if approved, would be approved for earlier lines of therapy and any approved products may end up having a smaller market opportunity than we anticipated. Additionally, our projections of both the number of people who have the diseases we are targeting, as well as the size of the subset patient population who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. As a result, the number of patients may turn out to be fewer than expected.

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
•
T-cells with T-cell receptors (TCRs) that are reactive to tumor associated antigens;
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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $646.8 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2024, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Recent changes in tax law may adversely affect our business or financial condition. For example, in 2021, there were numerous changes proposed to U.S. federal income tax law, including an increase to the U.S. corporate tax rate, international business operations reform and the imposition of a global minimum tax. If these or similar changes are enacted, our effective tax rate may be adversely impacted in future years. Additionally, many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock. On January 1, 2022, a provision of the legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the TCJA) went into effect, eliminating the option to deduct domestic research and development costs in the year incurred and instead requiring taxpayers to amortize such costs over five years. However, recently proposed tax legislation, if enacted, would restore the ability to deduct domestic research and development expenditures in the current year through 2025 and would retroactively restore this benefit for 2022 and 2023.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under the TCJA, net operating losses arising in tax years beginning after December 31, 2017, can only offset 80% of annual taxable income for tax years beginning after December 31, 2020, but can be carried forward indefinitely. Our use of net operating losses generated years beginning before January 1, 2018, will not be subject to the annual taxable income limitation and will continue to have a 20-year carryforward period. In addition, we will be unable to use our net operating loss carryforwards and tax credit carryforwards if we do not generate taxable income sufficient to offset our available net operating loss carryforwards and tax credit carryforwards prior to their expiration.

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, except as described below.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) by 5-percent shareholders in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including tax credit carryforwards) to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. As a result of our most recent private placements, our initial public offering, and other transactions that have occurred over the past three years, we experienced such an “ownership change.” We performed an ownership change study of as December 31, 2023 and we determined that certain NOLs and research and developments tax credits for both federal and state purposes were severely limited and therefore we removed a significant amount of NOLs and research and development tax credits from our deferred tax assets. In the future we may experience additional ownership changes from future offerings or other changes in the ownership of our stock that could further limit the amount of NOLs or other tax attributes presented in our financial statements. In addition, California has recently proposed a temporary suspension on the use of state net operating loss carryforwards for certain businesses, which may adversely affect our company if it earns taxable income in the impacted tax years. Other state tax limitations may apply.

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
•
Non-compliance of our third party manufacturers with requirements of our marketing application(s). In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates.
•
Third party manufacturers may have little or no experience with our product candidates, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates.
•
Third party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any.
•
Third party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.
•
Third party manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products, if any.
•
Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third party manufacturers’ compliance with these regulations and standards.
•
We may not own, or may have to share, the intellectual property rights to any improvements made by our third party manufacturers in the manufacturing processes for our product candidates.
•
Our third party manufacturers could breach or terminate their agreements with us, and we may be required to pay fees upon suspension or termination of the agreement even if the manufacturers do not deliver adequate supply of the product candidates or their components.
•
Raw materials and components used in the manufacturing processes, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to factors beyond our control.
•
Our third party manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over their ability to maintain adequate quality control, quality assurance and qualified personnel.

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

•
Subjecting third party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
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

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will likely expect to be granted rights to publish data arising out of such collaboration and any joint research and development programs may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

We have or may pursue Fast Track, orphan drug, and Regenerative Medicine Advanced Therapy (RMAT) designations from the FDA for one or more of our product candidates, such as those which have been granted for anito-cel. Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions with an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. However, if we do not continue to meet the criteria of the Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. Fast track designation also does not guarantee our product candidate will be approved in a timely manner, if at all. Although the FDA has previously issued and lifted one partial clinical hold, there is no assurance the FDA will not issue another clinical hold in the future.

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

Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

For example, the American Rescue Plan Act of 2021 provided that Medicaid statutory rebates will no longer be capped at 100% of average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, future judicial challenges against the federal government in view of the Supreme Court's overturn of the Chevron doctrine, as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time- intensive and expensive, resulting in a material adverse effect on our business.

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

In addition, the California Consumer Privacy Act (CCPA) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and to provide such consumers a right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. California voters voted to approve the California Privacy Rights Act (CPRA) in November 2020, which modified the CCPA significantly, with most modifications effective as of January 1, 2023. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, including Washington’s My Health, My Data Act, and several laws imposing obligations similar to those of the CCPA. For example, Virginia, Colorado, Utah, and Connecticut all have enacted general privacy legislation that became effective in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that becomes effective in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that becomes effective in 2025; and Indiana and Kentucky have enacted similar legislation that becomes effective in 2026. The U.S. federal government also has proposed general privacy legislation. The CCPA, CPRA, and other new and evolving legislation may increase our compliance costs and potential liability.

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
•
The size and growth of our initial cancer target markets and the markets of any other indications that we choose to target;
•
Our ability to successfully treat additional types of cancers or at different stages;
•
Our ability to successfully treat the indications outside of cancer, such as autoimmune indications, that we pursue;
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
•
The expiration of contractual lock-up or standstill agreements;
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
•
General political and economic conditions, such as global pandemics or geopolitical uncertainty and instability, including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions, and also those related to military conflicts in the Middle East; and
•
Other events or factors, many of which are beyond our control.

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

We were previously an “emerging growth company,” as defined in the JOBS Act, and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies.

We were also previously a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act, and have been permitted to rely, and have previously relied, on the reduced disclosure requirements available to smaller reporting companies. We are no longer permitted to take advantage of the reduced reporting requirements for smaller reporting companies.

Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2023, and continues to exceed such threshold as of June 30, 2024, we are deemed a large accelerated filer under the Exchange Act and lost our previous status as an “emerging growth company” as of December 31, 2023. As a result of our loss of “emerging growth company” and "smaller reporting company" status, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities by us during the quarter ended June 30, 2024 that were not previously reported in current reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

On June 28, 2024, Rami Elghandour, our Chief Executive Officer, terminated a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c), which had been adopted as of December 28, 2023.

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

Arcellx, Inc.

Date: August 8, 2024	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial and Accounting Officer)