Form 10-Q
period 2024-09-30
Arcellx, Inc.
filed 2024-11-07
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 54,074,670 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to maintain our collaborative relationship with Kite Pharma, Inc., a Gilead company (Kite), in connection with the development, manufacturing and commercialization of certain of our product candidates;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$161,846	$394,583
Marketable securities	412,408	307,434
Restricted cash, current	208	1,903
Prepaid expenses and other current assets	12,839	12,443
Total current assets	587,301	716,363
Restricted cash, non-current	2,418	2,418
Marketable securities, non-current	102,428	27,168
Property and equipment, net	47,497	42,728
Operating lease right-of-use assets	23,934	27,099
Prepaid research and development expenses and other long-term assets	1,331	9,356
Total assets	$764,909	$825,132
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,989	$2,619
Accrued liabilities	43,038	18,302
Operating lease liabilities, current portion	7,253	7,501
Finance lease liabilities, current portion	10,865	39,283
Contract liability to related party	69,872	50,533
Total current liabilities	137,017	118,238
Operating lease liabilities, net of current portion	47,214	50,841
Contract liability to related party, net of current portion	82,612	170,673
Other non-current liabilities	15,048	—
Total liabilities	281,891	339,752
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 53,994,996 shares issued and outstanding as of September 30, 2024; 1,000,000,000 shares authorized and 52,280,077 shares issued and outstanding as of December 31, 2023	53	52
Additional paid-in capital	930,813	874,261
Accumulated other comprehensive income	1,899	547
Accumulated deficit	(449,747)	(389,480)
Total stockholders’ equity	483,018	485,380
Total liabilities and stockholders’ equity	$764,909	$825,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Collaboration revenue from related party	$26,030	$14,957	$92,670	$47,171

Operating expenses:
Research and development	39,173	43,807	112,444	105,065
General and administrative	20,473	16,012	64,645	46,985
Total operating expenses	59,646	59,819	177,089	152,050
Loss from operations	(33,616)	(44,862)	(84,419)	(104,879)
Other income (expense):
Interest income, net	8,086	6,479	25,739	17,251
Interest expense	(114)	(959)	(1,023)	(2,865)
Total other income, net	7,972	5,520	24,716	14,386
Loss before income taxes	(25,644)	(39,342)	(59,703)	(90,493)
Income tax benefit (expense)	(223)	6	(564)	(41)
Net loss	(25,867)	(39,336)	(60,267)	(90,534)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	2,691	(58)	1,352	156
Comprehensive loss	$(23,176)	$(39,394)	$(58,915)	$(90,378)
Net loss per share attributable to common stockholders—basic and diluted	$(0.48)	$(0.81)	$(1.13)	$(1.89)
Weighted-average common shares outstanding—basic and diluted	53,821,893	48,348,094	53,367,256	47,777,446

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2023	52,280,077	$52	$874,261	$(389,480)	$547	$485,380
Exercise of stock options	567,097	1	4,604	—	—	4,605
Issuance of common stock from vesting of restricted stock	440,816	—	—	—	—	—
Share-based compensation	—	—	14,845	—	—	14,845
Unrealized loss on marketable securities	—	—	—	—	(1,059)	(1,059)
Net loss	—	—	—	(7,198)	—	(7,198)
Balance as of March 31, 2024	53,287,990	53	893,710	(396,678)	(512)	496,573
Exercise of stock options	274,334	—	2,288	—	—	2,288
Issuance of common stock from vesting of restricted stock	53,606	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	15,214	—	646	—	—	646
Share-based compensation	—	—	15,139	—	—	15,139
Unrealized loss on marketable securities	—	—	—	—	(280)	(280)
Net loss	—	—	—	(27,202)	—	(27,202)
Balance as of June 30, 2024	53,631,144	53	911,783	(423,880)	(792)	487,164
Exercise of stock options	344,018	—	3,697	—	—	3,697
Issuance of common stock from vesting of restricted stock	19,834	—	—	—	—	—
Share-based compensation	—	—	15,333	—	—	15,333
Unrealized gain on marketable securities	—	—	—	—	2,691	2,691
Net loss	—	—	—	(25,867)	—	(25,867)
Balance as of September 30, 2024	53,994,996	$53	$930,813	$(449,747)	$1,899	$483,018

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2022	44,105,981	$44	$523,921	$(318,790)	$(221)	$204,954
Issuance of common stock in accordance with Gilead Stock Purchase Agreement	3,478,261	4	115,266	—	—	115,270
Exercise of stock options	34,713	—	374	—	—	374
Issuance of common stock from vesting of restricted stock	222,433	—	—	—	—	—
Share-based compensation	—	—	10,156	—	—	10,156
Unrealized gain on marketable securities	—	—	—	—	307	307
Net loss	—	—	—	(27,344)	—	(27,344)
Balance as of March 31, 2023	47,841,388	48	649,717	(346,134)	86	303,717
Exercise of stock options	398,861	—	2,965	—	—	2,965
Issuance of common stock from vesting of restricted stock	46,593	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	28,549	—	528	—	—	528
Share-based compensation	—	—	10,404	—	—	10,404
Unrealized loss on marketable securities	—	—	—	—	(93)	(93)
Net loss	—	—	—	(23,854)	—	(23,854)
Balance as of June 30, 2023	48,315,391	48	663,614	(369,988)	(7)	293,667
Exercise of stock options	343,263	—	1,241	—	—	1,241
Issuance of common stock from vesting of restricted stock	15,021	—	—	—	—	—
Share-based compensation	—	—	10,614	—	—	10,614
Unrealized loss on marketable securities	—	—	—	—	(58)	(58)
Net loss	—	—	—	(39,336)	—	(39,336)
Balance as of September 30, 2023	48,673,675	$48	$675,469	$(409,324)	$(65)	$266,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities
Net loss	$(60,267)	$(90,534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,399	1,318
Non-cash operating lease expense	3,165	813
Right-of-use asset expensed	888	18,247
Amortization of premiums and discounts on marketable securities	(11,891)	(7,104)
Share-based compensation	45,317	31,174
Changes in operating assets and liabilities:
Receivable from collaboration partner	—	(31,480)
Prepaid expenses and other current and non-current assets	7,629	(14,991)
Accounts payable and other current liabilities	3,514	(1,648)
Accrued liabilities	27,633	(1,420)
Operating lease liabilities	(3,150)	13,883
Contract liability to related party	(68,722)	231,067
Other non-current liabilities	15,048	—
Net cash provided by (used in) operating activities	(37,437)	149,325
Cash flows from investing activities
Purchases of property and equipment	(11,935)	(16,135)
Purchases of marketable securities	(460,990)	(400,044)
Proceeds from maturities of marketable securities	294,000	240,650
Net cash used in investing activities	(178,925)	(175,529)
Cash flows from financing activities
Proceeds from issuance of common stock in accordance with Gilead Stock Purchase Agreement	—	100,000
Proceeds from exercise of stock options	10,590	4,582
Proceeds from stock issued pursuant to employee stock purchase plan	646	—
Principal payments under finance leases	(29,306)	(14,010)
Net cash provided by (used in) financing activities	(18,070)	90,572
Net increase (decrease) in cash and cash equivalents and restricted cash	(234,432)	64,368
Cash and cash equivalents and restricted cash, beginning of the period	398,904	66,680
Cash and cash equivalents and restricted cash, end of the period	$164,472	$131,048

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,467	$212

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$1,334	$7,206

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

Liquidity

As of September 30, 2024, the Company had $676.7 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these condensed consolidated financial statements.

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$160,443	$—	$—
Money market fund (short-term restricted cash)	208	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Government agency	—	514,836	—
Total assets measured at fair value	$160,651	$517,254	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$393,096	$—	$—
Money market fund (short-term restricted cash)	1,903	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Commercial paper	—	26,737	—
Corporate debt	—	5,982	—
Government agency	—	301,884	—
Total assets measured at fair value	$394,999	$337,020	$—

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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2024 or the year ended December 31, 2023.

4. Cash, Cash Equivalents and Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	$512,938	$1,898	$—	$514,836
Total	$512,938	$1,898	$—	$514,836

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$26,752	$—	$(15)	$26,737
Corporate debt	5,988	—	(7)	5,982
Government agency	301,315	584	(16)	301,884
Total	$334,056	$584	$(38)	$334,602

The fair value of available-for-sale marketable securities by contractual maturity as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Due in 1 year or less	$412,406	$307,434
Due in 1 - 2 years	102,430	27,168
Total	$514,836	$334,602

The Company had 2 and 8 securities in an unrealized loss position as of September 30, 2024 and December 31, 2023, respectively. All securities in an unrealized loss position as of September 30, 2024 and December 31, 2023 had been in a loss position for less than twelve months. Unrealized losses on available-for-sale marketable securities as of September 30, 2024 and December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the nine months ended September 30, 2024 and for the year ended December 31, 2023. The Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

As of September 30, 2024 and December 31, 2023, the Company recognized $3.4 million and $1.4 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$161,846	$126,119
Restricted cash	2,626	4,929
Total	$164,472	$131,048

5. Related Parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of September 30, 2024, Gilead Sciences, Inc. (Gilead) held approximately 13% of the Company's outstanding common stock. These holdings resulted from Gilead's investment in the Company of: (i) $100.0 million, by purchasing 3,478,261 shares of common stock at a per share price of $28.75 pursuant to a Common Stock Purchase Agreement with Gilead (Gilead SPA); and (ii) $200.0 million, by purchasing 3,242,542 shares of common stock at a per share price of $61.68 pursuant to a second Common Stock Purchase Agreement with Gilead (Second Gilead SPA). See Note 6 for further discussion of the agreements with Gilead.

The Company partnered anito-cel with Kite, through its co-development/co-commercialization collaboration agreement, as described in more detail in Note 6 Collaboration Agreement.

As of September 30, 2024, the Company had $152.5 million in contract liability pursuant to the Collaboration and License Agreement with Kite (Kite Collaboration Agreement) and its amendment, of which $82.6 million represented the long-term portion of contract liability. For the three and nine months ended September 30, 2024, the Company recognized $26.0 million and $92.7 million in revenue respectively, under the Kite Collaboration Agreement and its amendment. See Note 6 for further discussion of the Kite Collaboration Agreement.

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

In November 2023, the Company entered into an amendment to its Kite Collaboration Agreement, the Second Gilead SPA and an amended and restated standstill and stock restriction agreement with Gilead (the Amended Standstill Agreement). Upon closing in December 2023, Kite commenced negotiation of a license for the Company’s ARC-SparX program, ACLX-001, in multiple myeloma. The Company and Kite have also expanded the scope of the collaboration for the Company’s anito-cel to include lymphomas, which is subject to further negotiation by both parties in order to be developed and is therefore not a performance obligation at contract inception and as of September 30, 2024. In connection with the amendment to the Kite Collaboration Agreement, the Company received a $85.0 million upfront cash payment and are eligible for additional potential milestone payments, to offset prespecified development costs over a limited period of time. Gilead made an equity investment of $200.0 million by purchasing 3,242,542 shares of Arcellx common stock at a fixed per share price of $61.68 pursuant to the Second Gilead SPA, which represented a $15.6 million premium on the sale of the Company’s common stock based on the share price on the date of closing.

Under the Kite Collaboration Agreement and its amendment, the Company will be eligible to receive clinical, regulatory, and commercial milestone payments of up to $598.3 million, $935.0 million and $507.5 million, for anito-cel, each next-generation autologous CAR-T cell therapy product, and each non-autologous CAR-T cell therapy product, respectively. During the quarter ended September 30, 2024, the Company achieved a clinical milestone for anito-cel and received $68.3 million from Kite relating to enrollment in the iMMagine-1 trial.

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

During the three and nine months ended September 30, 2024, revenue recognized that was included in the contract liability balance at the beginning of the period was $26.0 million and $92.7 million, respectively. During the three and nine months ended September 30, 2024, no revenue was recognized from performance obligations satisfied in previous periods. As of September 30, 2024, the amount of the transaction price that has not been recognized as revenue was $63.6 million, which may be recognized as revenue over the period of time the Company is performing the research and development activities.

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of September 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with certain executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of September 30, 2024, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Research and development accrued expenses	$10,644	$4,559
Accrued bonus	7,404	5,529
Other current liabilities	24,990	8,214
Total accrued liabilities	$43,038	$18,302

9. Stockholders' Equity

"At-the-Market" Offering Program

In May 2023, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market (ATM) offering program under which the Company may issue and sell, from time to time and at the Company’s sole discretion, shares of the Company’s common stock, in an aggregate offering amount of up to $350.0 million. No sales of the Company stock have been made under this arrangement as of September 30, 2024.

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

10. Income Taxes

The Company recorded an income tax expense of $0.2 million for the three months ended September 30, 2024 and an income tax benefit of $6 thousand for the three months ended September 30, 2023. The Company recorded an income tax expense of $0.6 million and $41 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Based on the available evidence, giving more weight to objective factors during the three and nine months ended September 30, 2024, the Company maintains a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the change in valuation allowance.

11. Net Loss Per Share Attributable to Common Stockholders

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Options to purchase common stock	7,491,638	8,148,409
Restricted stock units	1,700,395	1,415,795
Restricted stock units - executive officer	1,447,804	1,447,804
Employee Stock Purchase Plan (ESPP)	16,803	13,893
Total	10,656,640	11,025,901

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials, ACLX-001, which targets BCMA in rrMM, and our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS). In November 2023, Kite exercised its option under the Kite Collaboration Agreement to negotiate a license for ACLX-001.

Outside of our collaboration with Kite, we intend to evaluate anito-cel for the treatment of certain non-oncology indications, including some autoimmune disorders, and received FDA clearance of an IND application for generalized myasthenia gravis in July 2024.

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $60.3 million and $90.5 million for the nine months ended September 30, 2024 and 2023, respectively. Our accumulated deficit totaled $449.7 million as of September 30, 2024. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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
•
Determine and execute our long-term manufacturing strategy for anito-cel in collaboration with our partner Kite;
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

Recent Developments

•
On November 5, 2024, we published three abstracts for upcoming presentations at the 66th American Society of Hematology (ASH) Annual Meeting and Exposition taking place December 7-10, 2024, in San Diego, California. At ASH, we expect to present (i) clinical data in a poster presentation from our Phase 1 study in patients with relapsed or refractory multiple myeloma (rrMM); (ii) new preliminary clinical data in an oral presentation from our iMMagine-1 study in patients with rrMM; and (iii) a health related quality of life systematic literature review and meta-analysis in patients with rrMM, in a poster presentation. Additionally, an abstract describing the treatment patterns and outcomes in triple-class exposed patients with rrMM will be published in a supplemental issue of Blood in November 2024.
•
In November 2024, we announced with Kite that the first patients have been dosed in the global Phase 3 randomized control trial (iMMagine-3) evaluating anito-cel in patients with rrMM exposed to immunomodulatory (IMiD) drug and anti-CD38 monoclonal antibody.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially in the foreseeable future as we continue to advance anito-cel, in multiple myeloma and other indications outside of oncology, such as generalized myasthenia gravis, through clinical development, the regulatory approval process and, if approved, commercial launch activities; initiate or continue to advance our ARC-SparX product candidates, including expanding ACLX-001 and ACLX-002; continue to discover and develop additional product candidates to expand our pipeline; maintain, expand, protect, and enforce our intellectual property portfolio; and hire additional personnel.

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

Income Tax Provision

The Company recorded an income tax expense of $0.2 million for the three months ended September 30, 2024 and an income tax benefit of $6 thousand for the three months ended September 30, 2023. The Company recorded an income tax expense of $0.6 million and $41 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Based on the available evidence, giving more weight to objective factors during the three and nine months ended September 30, 2024, we maintain a full valuation allowance against our net deferred tax assets as we believe it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to change in valuation allowance.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three months ended September 30,
	2024	2023	Change
Collaboration revenue	$26,030	$14,957	$11,073
Operating expenses:
Research and development	39,173	43,807	(4,634)
General and administrative	20,473	16,012	4,461
Total operating expenses	59,646	59,819	(173)
Loss from operations	(33,616)	(44,862)	11,246
Interest income, net	8,086	6,479	1,607
Interest expense	(114)	(959)	845
Other income, net	7,972	5,520	2,452
Loss before income taxes	(25,644)	(39,342)	13,698
Income tax benefit (expense)	(223)	6	(229)
Net loss	$(25,867)	$(39,336)	$13,469

Collaboration Revenue

Collaboration revenue was $26.0 million for the three months ended September 30, 2024 compared to $15.0 million for the three months ended September 30, 2023, an increase of $11.0 million. This is primarily driven by an increase in estimated transaction price from the amendment to the Kite Collaboration Agreement.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Three months ended September 30,
	2024	2023	Change
External costs:
anito-cel	$9,807	$28,374	$(18,567)
ACLX-001	341	637	(296)
ACLX-002	4,427	1,567	2,860
Other research and development costs	6,160	1,012	5,148
Total external costs	20,735	31,590	(10,855)
Internal costs	18,438	12,217	6,221
Total research and development expenses	$39,173	$43,807	$(4,634)

Research and development expenses were $39.2 million for the three months ended September 30, 2024 compared to $43.8 million for the three months ended September 30, 2023, a decrease of $4.6 million. The decrease in research and development expense was primarily attributable to an $18.9 million expense in 2023 associated with an embedded lease for our Lonza manufacturing services agreement for which there is no alternative use. Refer to Components of Results of Operations above for details. This decrease was partially offset by an increase of $5.1 million in costs relating to other preclinical pipeline programs (including anito-cel in myasthenia gravis), and an increase in internal costs of $6.2 million primarily due to higher personnel-related costs of $6.0 million, of which $2.7 million was due to non-cash stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $20.5 million for the three months ended September 30, 2024 compared to $16.0 million for the three months ended September 30, 2023, an increase of $4.5 million. This was primarily due to an increase of $3.6 million in personnel-related costs, of which $2.0 million was due to non-cash stock-based compensation.

Other Income, net

Other income, net was $8.0 million for the three months ended September 30, 2024 compared to $5.5 million for the three months ended September 30, 2023, an increase of $2.5 million. This increase was driven by higher overall cash and cash equivalents and marketable securities balances and a corresponding increase in the interest earned on such amounts.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Collaboration revenue	$92,670	$47,171	$45,499
Operating expenses:
Research and development	112,444	105,065	7,379
General and administrative	64,645	46,985	17,660
Total operating expenses	177,089	152,050	25,039
Loss from operations	(84,419)	(104,879)	20,460
Interest income, net	25,739	17,251	8,488
Interest expense	(1,023)	(2,865)	1,842
Other income, net	24,716	14,386	10,330
Loss before income taxes	(59,703)	(90,493)	30,790
Income tax expense	(564)	(41)	(523)
Net loss	$(60,267)	$(90,534)	$30,267

Collaboration Revenue

Collaboration revenue was $92.7 million for the nine months ended September 30, 2024 compared to $47.2 million for the nine months ended September 30, 2023, an increase of $45.5 million. This is primarily driven by an increase in estimated transaction price from the amendment to the Kite Collaboration Agreement.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
External costs:
anito-cel	$34,915	$62,229	$(27,314)
ACLX-001	1,386	1,999	(613)
ACLX-002	10,899	3,936	6,963
Other research and development costs	15,712	2,704	13,008
Total external costs	62,912	70,868	(7,956)
Internal costs	49,532	34,197	15,335
Total research and development expenses	$112,444	$105,065	$7,379

Research and development expenses were $112.4 million for the nine months ended September 30, 2024 compared to $105.1 million for the nine months ended September 30, 2023, an increase of $7.3 million. The increase in research and development expense was primarily attributable to an increase in internal costs of $15.3 million due to higher personnel-related costs, of which $7.1 million was due to non-cash share-based compensation, an increase of $7.0 million in costs relating to ACLX-002 program, and an increase of $13.0 million in costs relating to other preclinical pipeline programs (including anito-cel in myasthenia gravis). This increase was partially offset by an $27.3 million decrease in expenses associated with our anito-cel clinical program due to expenses in 2023 associated with an embedded lease for our Lonza manufacturing services agreement. Refer to Components of Results of Operations above for details.

General and Administrative Expenses

General and administrative expenses were $64.6 million for the nine months ended September 30, 2024 compared to $47.0 million for the nine months ended September 30, 2023, an increase of $17.6 million. This was primarily due to an increase of $11.8 million in personnel-related costs, of which $7.0 million was due to non-cash stock-based compensation, and an increase of $2.9 million in depreciation expense.

Other Income, net

Other income, net was $24.7 million for the nine months ended September 30, 2024 compared to $14.4 million for the nine months ended September 30, 2023, an increase of $10.3 million. This increase was driven by higher overall cash and cash equivalents and marketable securities balances and a corresponding increase in the interest earned on such amounts.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of September 30, 2024, we had cash and cash equivalents and marketable securities of $676.7 million.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(37,437)	$149,325
Net cash used in investing activities	(178,925)	(175,529)
Net cash provided by (used in) financing activities	(18,070)	90,572
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(234,432)	$64,368

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024 of $37.4 million was primarily attributable to our net loss of $60.3 million and changes in contract liability of $68.7 million associated with the Kite Collaboration Agreement and its amendment, partially offset by changes in accrued liabilities of $27.6 million, non-cash share-based compensation expense of $45.3 million, prepaid expenses and other current and non-current assets of $7.6 million, and other non-current liabilities $15.0 million.

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

Investing Activities

Net cash used in investing activities of $178.9 million during the nine months ended September 30, 2024 was attributable to $461.0 million in purchases of marketable securities and $11.9 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $294.0 million.

Net cash used in investing activities of $175.5 million during the nine months ended September 30, 2023 was attributable to $400.0 million in purchases of marketable securities and $16.1 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $240.7 million.

Financing Activities

Net cash used in financing activities of $18.1 million during the nine months ended September 30, 2024 was attributable to payments under finance leases totaling $29.3 million, offset by proceeds of $11.2 million from the exercise of stock options and stock issued pursuant to the employee stock purchase plan.

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

Contractual Obligations and Contingencies

As of September 30, 2024, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or area reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $676.7 million, primarily invested in U.S. government agency securities and treasuries, certificates of deposit, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $60.3 million and $90.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $449.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate meaningful revenue from product sales, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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
•
Obtain approval with labeling that includes significant restrictions on use or distribution or safety warnings based on safety data for our product candidates and/or other CAR-T products within the same class, such as class-wide safety warnings regarding T cell malignancies or secondary cancers as may be required by the FDA;
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

There is no guarantee that our product candidates will not have side effects similar to those seen in other genetically modified cell therapies or that we will be able to prevent side effects from escalating to an unsafe level for our patients. Additionally, our initial product candidates have been directed at treating patients with rrMM and AML/MDS. These patients are often elderly and/or have significant co-morbidities, and we expect they will receive our product candidate as a last line of therapy after most other therapies have failed, and these patients may be particularly susceptible to safety and toxicity risks. We also plan to initiate studies in patients with certain autoimmune diseases and received FDA clearance of an IND application in July 2024 to evaluate anito-cel for the treatment of generalized myasthenia gravis. Similarly, these patients may have co-morbidities and/or their autoimmune disorders may make them particularly susceptible to safety and toxicity risks.

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

Following FDA investigation of reports of T cell malignancies, including CAR-positive lymphoma, associated with treatment with CAR-T therapies, the FDA sent letters in January 2024 to manufacturers of six approved CAR-T therapies, requiring a boxed warning regarding T cell malignancies that have occurred following treatment with BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. This is a class-wide boxed warning required for all approved CAR-T therapies. According to a November 2024 article, in view of reports that indicate the rate of secondary T-cell malignancies may be lower than initially thought, FDA reported that the agency is reconsidering the need for such labeling. Such safety warning, whether class-wide or specific to certain constructs, will depend on available safety data and FDA's determination. To the extent FDA requires any black boxed warning for CAR-T products, class-wide or for certain constructs, or for any of our product candidates, such requirements may reduce their market acceptance and profitability. Additional safety monitoring that manufacturers of such products are required to implement during clinical trials as well as post-approval, including REMS, can increase the time and resources needed to obtain regulatory approval and to market CAR-T therapies, and could decrease our profitability and have a material adverse effect on our business.

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

We are initially developing anito-cel as a last line therapy for patients with rrMM with plans to pursue label expansion into earlier lines of therapy and other indications outside of oncology, including certain autoimmune disorders. For example, we received FDA clearance of an IND application in July 2024 to evaluate anito-cel for the treatment of generalized myasthenia gravis. However, there is no guarantee that it, or any of our product candidates, even if approved, would be approved for earlier lines of therapy and any approved products may end up having a smaller market opportunity than we anticipated. Additionally, our projections of both the number of people who have the diseases we are targeting, as well as the size of the subset patient population who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. As a result, the number of patients may turn out to be fewer than expected.

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $676.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2024, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) by 5-percent shareholders in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including tax credit carryforwards) to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. As a result of our most recent private placements, our initial public offering, and other transactions that have occurred over the past three years, we experienced such an “ownership change.” We performed an ownership change study as of December 31, 2023 and we determined that certain NOLs and research and developments tax credits for both federal and state purposes were severely limited and therefore we removed a significant amount of NOLs and research and development tax credits from our deferred tax assets. In the future we may experience additional ownership changes from future offerings or other changes in the ownership of our stock that could further limit the amount of NOLs or other tax attributes presented in our financial statements. In addition, California has recently enacted a temporary suspension on the use of state net operating loss carryforwards for certain businesses, which may adversely affect our company if it earns taxable income in the impacted tax years. Other state tax limitations may apply.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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
•
Product labeling, limitations, warnings or product insert requirements imposed by the FDA or foreign health authorities based on then-available data, including black boxed warning regarding T cell malignancies that may apply to approved CAR-T therapies class-wide or to certain constructs;
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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, including changes to labeling requirements, accelerated approval requirements, or postmarketing requirements, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-approval testing and other requirements.

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

In addition, the California Consumer Privacy Act (CCPA) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and to provide such consumers a right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. California voters voted to approve the California Privacy Rights Act (CPRA) in November 2020, which modified the CCPA significantly, with most modifications effective as of January 1, 2023. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, including Washington’s My Health, My Data Act, and several laws imposing obligations similar to those of the CCPA. For example, Virginia, Colorado, Utah, and Connecticut all have enacted general privacy legislation that became effective in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that became effective in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that becomes effective in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that becomes effective in 2026. The U.S. federal government also has proposed general privacy legislation. The CCPA, CPRA, and other new and evolving legislation may increase our compliance costs and potential liability.

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
•
The size and growth of our initial cancer or autoimmune target markets and the markets of any other indications that we choose to target;
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

Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2023, we were deemed a large accelerated filer under the Exchange Act and lost our previous status as an “emerging growth company” as of December 31, 2023. As a result of our loss of “emerging growth company” and "smaller reporting company" status, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Initially, the aggregate number of shares of our common stock that was able to be issued pursuant to equity awards under the 2022 Plan was 4,296,875 shares, plus the number of shares subject to awards granted under our 2017 Equity Incentive Plan (the 2017 Plan) that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us (provided that the maximum number of shares that could (and can) be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300). The number of shares of our common stock reserved for issuance under the 2022 Plan is cumulatively increased on the first day of each fiscal year, which began with our 2023 fiscal year and will end on the ten year anniversary of the date our board of directors approved the 2022 Plan equal to the least of (i) 4,296,875 shares, (ii) 5.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the administrator of the 2022 Plan. As a result of the 2022 Plan, our stockholders may experience additional dilution. On January 1, 2024, the number of shares available for issuance under the 2022 Plan was increased by 2,613,888 additional shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities by us during the quarter ended September 30, 2024 that were not previously reported in current reports on Form 8-K filed with the SEC.

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

On September 20, 2024, Christopher Heery, our Chief Medical Officer, terminated a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c), which had been adopted as of December 22, 2023.

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

Arcellx, Inc.

Date: November 7, 2024	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial and Accounting Officer)