Form 10-K
period 2024-12-31
Arcellx, Inc.
filed 2025-02-27
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.6 billion based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
The number of shares of Registrant’s Common Stock outstanding as of February 21, 2025 was 54,944,012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, military conflicts in Ukraine, Israel, and the Middle East, economic sanctions, political instability, pandemics, climate and/or public health emergencies and economic slowdowns or recessions that may result from such developments which could harm our people or business as well as the value of our common stock and our ability to access capital markets; and
•
our anticipated use of our existing resources.

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

Our lead program is a BCMA-targeting ddCAR product candidate called anitocabtagene autoleucel or “anito-cel” (formerly, CART-ddBCMA), which is currently being evaluated in our pivotal Phase 2 iMMagine-1 and the Phase 3 iMMagine-3 trials in patients with relapsed or refractory multiple myeloma (rrMM). We have partnered anito-cel with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement, as described in more detail in “Licenses and Collaborations” below (the Kite Collaboration Agreement). Recently, Kite initiated a global Phase 3 randomized controlled clinical trial (iMMagine-3) of anito-cel in patients with second through fourth line rrMM. Kite will manufacture anito-cel for iMMagine-3. This followed the completion of the technical transfer to Kite, which was announced in May 2024, as well as the transfer of the Investigational New Drug (IND) application for anito-cel in rrMM, which has been cleared by the U.S. Food and Drug Administration (FDA).

Outside of our collaboration with Kite, we intend to evaluate anito-cel for the treatment of certain non-oncology indications, including some autoimmune disorders. We received FDA clearance of an IND application and have initiated a Phase 1 trial in generalized myasthenia gravis (gMG) in 2024.

We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials: ACLX-001, which targets BCMA in rrMM; and our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS). In November 2023, Kite exercised its option under the Kite Collaboration Agreement to negotiate a license for ACLX-001.

In December 2024, at the Annual Meeting of the American Society of Hematology (ASH), we presented preliminary data from our pivotal Phase 2 iMMagine-1 trial evaluating anito-cel, in patients with rrMM. We believe these results, along with the data from our Phase 1 clinical trial evaluating anito-cel in rrMM, further demonstrate that our D-Domain technology can potentially provide meaningful clinical benefits. As of the October 31, 2024 data cutoff date for the iMMagine-1 ASH presentation, 86 patients were evaluable for efficacy based on a follow-up of at least two months after treatment with anito-cel, and 98 patients were evaluable for safety based on a follow-up of at least one month after treatment with anito-cel. Data were assessed using the 2016 International Myeloma Working Group (IMWG) uniform response criteria for MM. For more information regarding the IMWG uniform response criteria for MM, see the section entitled “Our Multiple Myeloma Program - anito-cel: Phase 1 Trial in rrMM” below. All patients in iMMagine-1 received a single infusion of anito-cel (target dose of 115×106 CAR+ T cells).

Key highlights from the preliminary data presented for iMMagine-1 as of the October 31, 2024 data cutoff date are as follows:

•
For the 86 efficacy evaluable patients with median follow-up of 9.5 months, per IMWG criteria:
•
97% (83 of 86) overall response rate (ORR) achieved;

•
53 of 86 (62%) patients achieved complete response (CR) or a stringent complete response (sCR); and
•
70 of 86 (81%) patients achieved very good partial response (VGPR) or higher.
•
Of those evaluable for MRD testing (n=58), 54 (93%) were MRD-negative at a minimum of 10-5 sensitivity.
•
Median progression free survival (PFS), and overall survival (OS) were not reached, as less than half of all dosed subjects had experienced an event of progression or death.
•
Using the Kaplan-Meier analysis, which calculates the cumulative survival probability in any given length of time through analysis of subjects who have had an event (death or progression) within specified time intervals:
•
PFS rates, which reflect the percentage of patients who are alive and have not progressed, at 6 and 12 months were 93% and 79%, respectively;
•
OS rates, which reflect the percentage of patients who are alive at 6 and 12 months were 97% and 97%, respectively.
•
For the 98 safety evaluable patients, anito-cel continues to be well-tolerated.
•
No delayed or non-ICANS neurotoxicities, including no Parkinsonism, no cranial nerve palsies, and no Guillain-Barré syndrome, have been observed in more than 150 patients dosed with anito-cel.
•
Cytopenias were the most common Grade ≥3 TEAEs; 53 patients (54%) had Grade ≥3 neutropenia, 20 (20%) had Grade ≥3 thrombocytopenia, and 22 (22%) had Grade ≥3 anemia.
•
84 of 98 patients (86%) experienced Grade 1 or lower cytokine release syndrome (CRS), including 17 (17%) with no CRS. Any grade CRS was observed in 81 patients (83%) with 67 (68%) Grade 1, 13 (13%) Grade 2, and 1 (1%) Grade 5.
•
Any grade ICANS was observed in 9 patients (9%) with 4 (4%) Grade 1, 4 (4%) Grade 2, and 1 (1%) Grade 3. All cases of ICANS resolved.
•
Three deaths occurred in the 117 patients treated in iMMagine-1 due to treatment-emergent adverse events (TEAEs) (related or unrelated to anito-cel: retroperitoneal hemorrhage, CRS, and fungal infection).
•
In the safety evaluable population, 85 of 98 patients (87%) were triple refractory, and 41 of 98 patients (42%) were penta refractory. Patients received a median of four prior lines of therapy, with 45 of 98 patients (46%) having received three prior lines.

Additionally, in December 2024, at the Annual Meeting of the ASH, we presented updated data from our ongoing Phase 1 clinical trial for anito-cel for the treatment of rrMM. As of the October 3, 2024, data cutoff date, 38 patients were evaluable for safety and efficacy analysis using IMWG uniform response criteria for MM. These evaluable patients comprised the dose escalation cohorts for the first dose level (DL1) (n=6), the second dose level (DL2) (n=6), and a dose expansion cohort of DL1 (n=26).

Key highlights from the data presented are as follows:

•
For the 38 efficacy evaluable patients with median follow-up of 38.1 months, per IMWG criteria:
•
100% ORR achieved;
•
30 of 38 (79%) patients achieved CR or sCR; and
•
35 of 38 (92%) patients achieved VGPR or higher.
•
Of those evaluable for MRD testing (n=28), 25 (89%) were MRD-negative at a minimum of 10-5 sensitivity.

•
With a median follow-up of 38.1 months, median OS was not reached and the estimated Kaplan-Meier median PFS for the study population was 30.2 months.
•
The safety profile was manageable and consistent with prior data presentations, including no delayed or non-ICANS neurotoxicities observed, including no Parkinsonism, no cranial nerve palsies, and no Guillain-Barré syndrome.

Overall, patients enrolled in the Phase 1 trial had poor prognostic factors with 26 of 38 (68%) patients being penta-refractory and all 38 patients being triple refractory, with a median of four prior lines of therapy. 20 of 38 (53%) patients were aged 65 or older at time of dosing. 26 of 38 (68%) patients had at least one high-risk prognostic feature, defined as a patient with extramedullary disease (EMD); International Staging System (ISS) Stage III (defined as serum ß2 micro globulin value that is greater than or equal to 5.5 mg/L); High Risk Cytogenetics (Del17p, t(14;16), or t(4;14)); or greater than or equal to 60% bone marrow plasma cells (BMPC). Patients with these high-risk prognostic features have been reported to experience lower CR rates and shorter duration of response (DOR) in clinical trials of other BCMA-targeting CAR-T therapies. All patients enrolled scored 0 or 1 on the Eastern Cooperative Oncology Group Performance Status Scale and the subtypes of MM were representative of the natural distribution of MM subtypes.

We believe the preliminary results from our pivotal Phase 2 iMMagine-1 trial along with the Phase 1 trial of anito-cel demonstrate the potential for anito-cel to become a best-in-class treatment for patients suffering from rrMM, including those considered high risk. MM is the third most common hematological malignancy in the United States and Europe, with approximately 35,000 new cases diagnosed per year in the United States. Although changes in the treatment landscape for MM have increased the rates of and depth of response (antitumor activity), MM is currently considered incurable; and patients typically have a life expectancy of just over five years. We estimate that the size of the global MM market was approximately $25 billion in 2024 and that the current total addressable global CAR-T market for rrMM to be $12 billion or more based on the number of patients who are receiving second line treatments and beyond.

Based on our recent discussions with the FDA, we believe that results from our iMMagine-1 Phase 2 clinical trial, if positive, together with the results from our Phase 1 trial could be sufficient to support the filing of a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA). We are also rapidly pursuing clinical development of anito-cel in earlier lines of therapy through our Phase 3 iMMagine-3 clinical trial in second through fourth line rrMM in collaboration with Kite. In November 2024, we announced the first patient dosed iMMagine-3, which is being manufactured by Kite, and followed the completion of the technical transfer of our cell manufacturing to Kite earlier in 2024. As described in more detail in “Licenses and Collaborations” below, we are collaborating with Kite to co-develop and co-commercialize anito-cel as well as other autologous and non-autologous CAR-T cell therapies that use the same D-domain BCMA binder for the treatment of MM, pursuant to the Kite Collaboration Agreement.

We have summarized our preclinical and clinical programs in the pipeline chart below and indicated where such programs are subject to the Kite Collaboration Agreement, which is described in “Licenses and Collaborations” below. Except for such partnered programs, we have worldwide rights to all our programs.

* Kite exercised its option to negotiate a license for ACLX-001 and retains one remaining option for a select ARC-SparX program in multiple myeloma and lymphoma

Outside our collaboration with Kite, we are also advancing anito-cel into select autoimmune disorders. We recently initiated our Phase 1 clinical trial of anito-cel in generalized Myasthenia Gravis (gMG), a rare autoimmune disease characterized by severe muscle weakness. In gMG, the body’s immune system mistakenly attacks proteins in the neuromuscular junction, disrupting neuromuscular signaling and preventing muscle contraction. We believe anito-cel's mechanism in targeting plasma cells through BCMA may be a relevant mechanism to address the underlying pathogenesis of disease. We estimate that gMG affects over 70,000 people in the United States and there is no known cure.

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

Our D-Domain platform has broad potential utility for additional cell modalities, targets, therapeutic areas and applications and we plan to expand our pipeline beyond hematologic and solid cancers to autoimmune disease, as well as to allogeneic and other cell types, including through our collaboration with Kite. We believe our preliminary clinical data for anito-cel have demonstrated that D-Domains can potentially provide meaningful clinical benefits. Our D-Domain platform consists of structurally unique binders that are small and stable, which can be consistently manufactured. They can also be modified to generate diverse libraries of proprietary target- binding domains. The small size and structure of our D-Domain binders compared to other antigen binding domains used in CAR constructs, such as scFvs, are illustrated above. In our preclinical studies, we have demonstrated that CARs with D-Domains exhibit higher transduction efficiency, higher surface expression, and lower tonic signaling than CARs with scFvs, which we believe can lead to cell therapies with improved therapeutic benefit and reduced toxicity. From our clinical trials of anito-cel, we reported preliminary data that we believe supports efficacy and safety benefits, as well as potential manufacturability advantages associated with our D-Domain technology.

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
•
Evaluate anito-cel for the treatment of certain non-oncology indications, including selected autoimmune disorders;
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

As of December 31, 2024, we had 163 full-time employees and we are committed to continuing to build and maintain a diverse and inclusive organization. We believe focusing on diversity and inclusion is not only the right thing to do but is also a competitive advantage. We also believe talent is equally distributed across gender, ethnicity and is not overly represented in any single group. As such, we believe focusing on building high performance teams naturally leads to building diverse teams. We are purposeful in our efforts to create a culture and environment that attracts and retains top talent, including talent from underrepresented groups as reflected in the diversity throughout our organization:

•
Total Company: 54% female; 74% diverse (gender, racial & ethnic representation);
•
Board of Directors: 43% female; 86% diverse;
•
Executive Leadership: 60% female; 90% diverse;
•
Directors roles: 41% female; 59% diverse;

•
Managers and senior scientists with managerial responsibilities: 45% female; 63% diverse; and
•
Technical and Scientific roles: 48% female; 67% diverse.

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

As of December 31, 2024, there are seven FDA approved CAR-T cell therapies:

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

•
Yescarta (axicabtagene ciloleucel), which has been approved by the FDA for treatment of adult patients with LBCL that is refractory to first-line chemoimmunotherapy or relapse within 12 months of first-line chemoimmunotherapy, and relapsed or refractory LBCL after two or more lines of systemic therapy, and adult patients with relapsed or refractory follicular lymphoma after two or more lines of systemic therapy; and
•
Aucatzyl (obecabtagene autoleucel), which has been approved by the FDA for treatment of adults with relapsed or refractory B-cell precursor ALL.

Hematologic cancers represent a robust and growing market opportunity for CAR-T cell therapies. These cancers, which include leukemia, lymphoma and myeloma, account for approximately 10% of all cancer incidence in 2020. Sales of CAR-T therapies in hematologic cancers exceeded $4.5 billion in 2024, representing year over year growth of 22%.

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
•
Significant Adverse Effects: Some cell therapies also have the potential to cause several adverse effects. Uncontrolled cellular expansion and potentially related side effects such as non-ICANS/delayed neurotoxicities (Parkinsonism, cranial nerve palsies, and Guillain-Barré syndrome) as well as other potential off-tumor toxicities may stifle the broader use of these therapies in several key ways. Specifically, they may limit the number of patients that are eligible for treatment, complicate adoption into earlier lines of treatment, preclude the use of these therapies in the non-academic and outpatient settings, and increase costs to patients, payers and providers due to the need for intensive care unit access when they are used.
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
•
Limited Access: Due to the potential for severe toxicities, the limited number of safe and efficacious targets, supply constraints due to manufacturing complexity and scalability of processes, length of the regulatory process, and the substantial capital requirements for bringing cell therapies to market at scale, CAR-Ts are still not widely available for oncology patients. Supply constraints have been specifically cited as a limiting factor for access to FDA-approved BCMA CAR-Ts since their launches. Further, FDA-approved CAR-Ts are primarily administered and managed in authorized treatment centers, which represent approximately 7% of oncology/hematology practices in the United States.

Our Solution

Our mission is to advance humanity by engineering cell therapies that are safer, more effective, and broadly accessible. We plan to achieve this goal by maximizing the impact of our proprietary D-Domain binders, which enable CAR-Ts to have distinct advantages including:

•
Promising Clinical Data–High ORR and Durable Responses: In our iMMagine-1 clinical trial of anito-cel in patients with rrMM, for the 86 patients evaluable for efficacy evaluation, we reported an ORR of 97%, a complete response/stringent complete response (CR/sCR) rate of 62%, and 12-month PFS rate of 79% with a median follow up of 9.5 months. In our Phase 1 trial of anito-cel in 38 patients with rrMM, we reported an ORR of 100%, a CR/sCR rate of 79%, and median PFS of 30 months with a median follow up of 38 months. We believe these results demonstrate the capability of D-Domains not only to effectively bind target antigens and drive CAR-T cell proliferation but also to enable efficient killing of a substantial proportion of tumor cells. High cell surface expression and low propensity for tonic signaling of D-Domains may enable more effective interactions between the CAR and the antigen as well as reduced T-cell exhaustion, which may explain the rapid and long-term responses currently observed in our Phase 1 and iMMagine-1 clinical trials.

•
Potentially Differentiated Safety Profile: We believe the small and stable structure of the D-Domain enables a high transduction rate, resulting in a high proportion of cells expressing the CAR construct on the cell surface (CAR+ cells), as we observed in our clinical trials of anito-cel. A high proportion of CAR+ cells lowers the total number of T-cells required to be administered which we believe may yield a therapy with an improved toxicity profile, consistent with currently available results of the clinical trials of anito-cel. In our clinical trials of anito-cel, we did not observe any non-ICANS/delayed neurotoxicities, including no Parkinsonism, no cranial nerve palsies, and no Guillain-Barré syndrome in the entire population through the follow-up period. Additionally, a 2022 cross-trial safety analysis on CAR-Ts by the FDA supports this concept, finding lower transduction frequency in the CAR-T product was significantly associated with higher rates of severe CRS.
•
Opportunity to Treat a Broader Group of Patients: We believe the preliminary positive results of our clinical trials of anito-cel underscores the advantages conferred by our D-Domain binders. The potential safety profile may allow for increased access through outpatient dosing and ability to discharge patients sooner. Additionally, we plan to continue to expand our pipeline of D-Domain based CAR-Ts to a wider variety of indications in the future. Based on the differentiation of the D-Domain, and the breadth and depth of our D-Domain libraries, we believe we can expand to a broader group of patients, including those with heterogeneous tumor antigen expression and antigen targets that might be difficult to target. We are currently developing therapies within both our ddCAR and ARC-SparX platforms to treat a broad variety of indications, starting with rrMM, AML/MDS, gMG and, in the future, solid tumors.
•
Potential Advantages from D-Domain Manufacturability and Experienced CAR-T Partner: We believe the manufacturing data from our clinical trials of anito-cel demonstrate the potential manufacturing advantages conferred by D-Domains vs. scFv and biologics-based constructs used in CAR-T therapies. Along with the experience and established CAR-T infrastructure offered by our Kite Collaboration Agreement, which has resulted in high success rates and reliability in delivering their currently marketed products, we are encouraged by our combined potential to mitigate the supply constraints which have limited BCMA CAR-T launches to date. Further, we believe the Kite Collaboration Agreement and the associated economic terms substantially limits our need for additional capital to build out commercial manufacturing infrastructure.

The foundation of our proprietary platform is our D-Domain technology, that has generated promising initial clinical data. We believe our D-Domain technology is a transformational platform that enables us to take the right approach for the right indication within cell therapy. The strengths of the D-Domains are its size, stability, and structure which make it a unique and essential building block for making next generation CAR-Ts to unlock the potential of this therapeutic category which is poised to be one of the forward pillars of medicine. Our method of generating D-Domains, and the individual binders themselves are protected in our patent portfolio, which as of December 31, 2024, includes 34 U.S. and foreign patents and over 90 U.S. and foreign pending applications.

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

Structurally Unique D-Domains: The unique structural features of our D-Domain may confer the unique combination of properties we observe in our ddCAR product candidates, such as high cell surface expression, high proportion of CAR+ cells (high transduction rate), and low tonic signaling, which we believe have contributed to the efficacy, safety, and manufacturability profile observed in our clinical trials of our lead program anito-cel. D-Domains are short polypeptides that spontaneously fold into a stable triple alpha-helical structure. The D-Domain is derived from a 73 amino acid synthetic protein, α-3D, that has no known homolog in nature or apparent function as first described in a paper by Walsh, et al. that appeared in the Proceedings of the National Academy of Sciences in 1999. This domain is devoid of post-translational glycosylation or disulfide bonds leading to consistent manufacturability via microbial, fungal or mammalian protein expression. Additional key structural features of the D-Domain are as follows:

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
4
3
2
1
0
1
2
3
4
5
Dilution (log)
25C
40C
55C
70C
100C

scFvs can unfold and/or aggregate leading to malfunction

Aggregation
% of monomeric protein
100
50
0
scFv
p26
q26

Thermal Stability
scFv
PD-L1 Binding (A450)
4
3
2
1
0
1
2
3
4
5
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

•
High Transduction Rate: In the manufacturing of 38 lots of anito-cel in our Phase 1 clinical trial, the median transduction rate was 70%. In the manufacturing of 117 lots of anito-cel in iMMagine-1, the median transduction rate was 62%. We believe this high transduction efficiency may improve product consistency and reduce the number of untransduced T-cells administered to patients that do not contribute to efficacy but may contribute to toxicity. Our high transduction rate compares favorably with previously published Phase 1 data regarding the transduction rates for Abecma (then known as bb2121) and Carvykti (then known as JNJ-4528), as shown in the left panel of the figure below. While we believe these data suggest that anito-cel has a meaningful advantage in transduction efficiency over existing CAR-T therapies, these data are based on a cross-trial comparison and not a head-to-head clinical trial and may not be directly comparable due to differences in trial designs and methodologies. As manufacturing processes and vectors can also be vastly different across cell products, we also engineered a vector where the D-Domain was replaced by an scFv targeting BCMA while leaving all other conditions identical to isolate the effects on transduction from using a D-Domain as compared to scFv. As shown in the right panel of the figure below, our anito-cel transduced T-cells demonstrated superior transduction efficiency when compared to scFv transduced T-cells derived from multiple normal human donors.

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

We screen the resulting libraries for potential target-binding domains and engineer further variants with the appropriate target binding profiles to enhance target specificity, optimize binding affinity, and remove potentially immunogenic sequences, a process we refer to as “deimmunization”. We use rigorous target selection criteria applied to genomic and proteomic datasets generated from public, collaborator, and internal sources. We internally validate expression profiles for all antigens under evaluation to select the best targets. At the same time, all the reagents needed to screen our proprietary D-Domain libraries for specific binders to the antigen are generated and qualified. D-Domain binders to a variety of tumor antigens have already been generated to date. We have also identified and characterized several target-binding domains for certain therapeutic targets, such as BCMA, CD123, CS1, HER2, and PD-L1, among others. AI-based approaches are employed to assist in optimization and continue to be developed to enhance our discovery process. Applying all these discovery methods, the engineered D-Domains are incorporated into our genetically modified T-cells in our ddCAR and ARC-SparX platform.

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

We have conducted preclinical studies in which we have observed the ability of SparX proteins to control the killing function of ARC-T-cells in a dose-dependent manner.

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

In MM, we plan to:

•
Evaluate the efficacy of our lead product candidate, anito-cel, in our pivotal Phase 2 iMMagine-1 and Phase 3 iMMagine-3 trials in rrMM and seek regulatory approval in collaboration with Kite;
•
In collaboration with Kite, pursue expanded access to anito-cel through other label expansion clinical trials, including iMMagine-3 and others;
•
Through our ex-U.S. partner, Kite, pursue clinical development of anito-cel in other key geographies, such as Europe and Asia; and
•
Evaluate the potential of our ARC-SparX technology through our ongoing Phase 1 clinical trial of ACLX-001 in rrMM.

In AML/MDS, we plan to:

•
Pursue AML/MDS with a library of SparX proteins beginning with our wholly-owned ACLX-002 program, which is currently in a Phase 1 clinical trial; and
•
Explore trials that evaluate the use of a single administration of ARC-T-cells together with a combination of SparX proteins engineered to target different AML and MDS antigens, to extend the power of the platform.

In additional indications, we plan to:

•
Evaluate the efficacy of anito-cel in indications outside of oncology, including in some autoimmune indications such as gMG.
•
Extend benefits of our D-Domain platform by applying ddCARs and ARC-SparXs to additional hematological and solid tumor indications, including SCLC and HCC.

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

Our MM program is led by our anito-cel product candidate, which is an autologous cell therapy comprised of D-Domain powered T-cells that have been genetically modified to recognize and kill specific cells expressing BCMA, a target antigen for multiple myeloma. In collaboration with Kite, we are advancing our anito-cel product through our pivotal Phase 2 iMMagine-1 trial in patients with rrMM, which we initiated in the fourth quarter of 2022 and thereafter plan to pursue U.S. regulatory approval. We and Kite are also evaluating anito-cel in our global Phase 3 iMMagine-3 trial in second through fourth line patients with rrMM which began dosing patients in the fourth quarter of 2024. Anito-cel has been granted Fast Track and Orphan Drug by the FDA. In May 2021, we also received Regenerative Medicine Advanced Therapy (RMAT) designation for anito-cel for the treatment of multiple myeloma. In collaboration with Kite, we plan to continue to enroll more patients into additional clinical trials, to support label expansion to enter into earlier lines of therapy and include patients who have had prior BCMA-targeted therapies. Additionally, pursuant to the Kite Collaboration Agreement, as further described in “Licenses and Collaborations” below, Kite will pursue international clinical trials to expand into geographic locations in Europe and Asia-Pacific. We are also advancing our initial ARC-SparX program, ACLX-001, an immunotherapeutic combination composed of ARC-T-cells and bi-valent SparX proteins targeting BCMA, to treat rrMM. This program is designed to lay the foundation for our ARC-SparX platform. In December 2023, Kite exercised its option under the Kite Collaboration Agreement to negotiate a license for ACLX-001.

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

MM is the third most common hematological malignancy in the United States and Europe, representing approximately 10% of all hematological cancer cases, 20% of deaths due to hematological malignancies and, by our estimate, impacting over 175,000 patients globally each year. The Surveillance, Epidemiology, and End Results (SEER) Program database projects that approximately 35,000 new cases of MM in the United States and over 35,000 new cases in six select markets within Europe and Asia.

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

We estimate that the size of the global MM market was approximately $25 billion in 2024 and that the current total addressable CAR-T market for rrMM to be $12 billion or more based on the number of patients who are receiving second line treatments and beyond.

As of December 31, 2024, the two CAR-T therapies targeting BCMA that have been approved by the FDA are Abecma and Carvykti, developed and marketed by 2seventy bio/Bristol Myers Squibb and Legend/Johnson & Johnson, respectively. Currently, Abecma is approved for the treatment of adult patients with rrMM after two or more prior lines of therapy including an immunomodulatory agent (IMiD), a proteasome inhibitor (PI), and an anti-CD38 monoclonal antibody. Carvykti is approved for the treatment of adult patients with rrMM who have received at least 1 prior line of therapy, including a PI and an IMiD and are refractory to lenalidomide. In addition to its current approval in rrMM, Carvykti is currently enrolling additional clinical trials to expand into front-line multiple myeloma treatment.

Carvykti, developed by Legend/Johnson & Johnson, has demonstrated an ORR of 97.9%, a CR/sCR rate of 82% and an estimated median progression-free survival (mPFS) of 34.9 months in the Phase 1b/2 CARTITUDE-1 trial in patients with rrMM that had received 3 or more prior lines of therapy. Abecma developed by 2seventy bio/Bristol Myers Squibb, has demonstrated an ORR of 73.4%, and an sCR/CR rate of 33% with an estimated mPFS of 8.8 months in the Phase 2 KarMMa trial in patients with rrMM that had received 3 or more prior lines of therapy.

Although approved BCMA-targeting CAR-T therapies represent a step forward, there remains a need for improved overall response, durability, safety, and accessibility, especially in difficult to treat patient populations. For example, across the clinical trials of Abecma and Carvykti, several poor prognostic factors have been identified including the presence of extra-medullary disease (EMD) and more broadly plasmacytomas, ISS stage 3, high tumor burden, and high-risk cytogenetics. In clinical trials in rrMM, these patients demonstrated shorter PFS rates. For example, in the Phase 1b/2 trial of Carvykti (CARTITUDE-1), patients with plasmacytomas (of which ~2/3 had EMD) demonstrated a mPFS of 13.8 months, patients with ISS stage 3 disease demonstrated a mPFS of 15.0 months, patients with BMPC ≥60% demonstrated a mPFS of 24.1 months, and patients with high risk cytogenetics demonstrated a mPFS of 21.1 months. Additionally, Carvykti has a Black Box warning for Parkinsonism and Guillain-Barré syndrome, and its label contains Warnings and Precautions for Neurologic Toxicities, including those not considered ICANS such as Parkinsonism, Guillain-Barré Syndrome, Immune Mediated Myelitis, Peripheral Neuropathy, and Cranial Nerve Palsies.

In addition to the FDA-approved CAR-T therapies targeting BCMA, several other BCMA-targeting therapies have been approved by the FDA for treatment of rrMM, these include BCMA-targeting TCEs and ADCs.

•
In October 2022, the BCMA-targeting bispecific antibody, Tecvayli developed by Johnson & Johnson, received accelerated approval for treatment of adults with rrMM who have received at least four prior lines of therapy. Tecvayli has reported an ORR of 63% and a CR/sCR rate of 46%, with a mPFS of 11.4 months. However, Tecvayli is dosed weekly or biweekly, and is administered under a Risk Evaluation and Mitigation Strategy (REMS) program and requires hospitalization through the initial titration period.

•
In August 2023, the BCMA-targeting bispecific antibody, Elrexfio, developed by Pfizer, received accelerated approval for treatment of adults with rrMM who have received at least four prior lines of therapy. Elrexfio has reported an ORR of 61% and a CR/sCR rate of 37%, with a mPFS of 17.2 months. However, Elrexfio is dosed weekly or biweekly, and is administered under a REMS, and requires hospitalization following administration of the initial doses.
•
The BCMA-targeting ADC, Blenrep was an approved product, but the manufacturer, GSK, began the withdrawal of the U.S. marketing authorization in November 2022, at the request of the FDA. In November 2023, GSK announced positive results from the Phase 3 DREAMM-7 trial of Blenrep in rrMM, which were presented in February 2024. DREAMM-7 evaluated belantamab mafodotin (belamaf) + bortezomib, and dexamethasone (BVd) vs daratumumab, bortezomib, and dexamethasone (DVd) in rrMM patients with at least one line of prior therapy and reported an ORR of 83%, CR/sCR of 34% and mPFS of 37 months which was deemed as a clinically meaningful improvement over comparator arm. GSK is also evaluating the Phase 3 DREAMM-8 trial of Blenrep in rrMM. DREAMM-8 is a randomized, open-label trial that evaluated belantamab mafodotin, pomalidomide, and dexamethasone (BPd), as compared with pomalidomide, bortezomib, and dexamethasone (PVd), in lenalidomide-exposed rrMM patients after at least one line of therapy. BPd reported an ORR of 77% and CR/sCR of 40%. mPFS was not reached for the BPd cohort after a median follow-up of 22 months. The FDA has assigned a Prescription Drug User Fee Act action date of July 23, 2025 for both BVd and BPd combinations.

anito-cel: Phase 1 Trial in rrMM

The anito-cel Phase 1 multi-center, open label, trial is the first involving one of our proprietary D-Domains and was designed to test anito-cel in rrMM patients to evaluate the safety profile of escalating dose levels (DL) and to expand enrollment at a selected dose to further characterize the efficacy and safety profile of that dose. To be eligible, patients must have had at least 3 prior lines of treatment, which had to include an immunomodulatory drug (IMiD), a proteosome inhibitor (PI), and an anti-CD38 antibody, be refractory to the most recent line of therapy, have an ECOG performance status of 0 or 1, have measurable disease, and have adequate function of vital organs. If eligible, patients were enrolled, underwent leukapheresis (apheresis), and could receive bridging therapy while cell manufacturing occurred. When anito-cel cell manufacturing was complete, patients received lymphodepleting (LD) chemotherapy with fludarabine (Flu) and cyclophosphamide (Cy) on days -5, -4, and -3. On day 0, patients received an intravenous infusion of anito-cel. After infusion, patients were evaluated at fixed intervals for assessment of AEs and evidence of objective response using PET/CT scan, serum measurement of M-protein (including heavy or light chain measurement), and measurement of number of malignant plasma cells in bone marrow aspirates. Safety data are assessed for dose limiting toxicity in the first 28 days following infusion and will be collected throughout the trial. Long-term safety data will be collected for up to 15 years per health authority guidelines. Efficacy data are assessed pursuant to the IMWG criteria on a monthly basis for the first 6 months and then quarterly for up to two years, or upon symptomatic relapse.

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

Overall Response Rate (ORR) includes patients that achieved sCR, CR, VGPR or PR. sCR and CR do not indicate that the patient was cured of the condition, as multiple myeloma is currently considered incurable.

The clinical trial began enrollment in December 2019 and the first patient was dosed in February 2020. Four clinical trial sites participated in the Phase 1 trial. We completed the dose escalation component with 6 patients each enrolled in DL1 (100 (+/-20%) x 106 cells) and DL2 (300 (+/- 20%) x 106 cells) and enrolled additional patients (n=26) at DL1 for further characterization of safety and preliminary efficacy. The median dose administered in DL1 was 115 million cells (range, 112-120 million cells), and the recommended Phase 2 dose (RP2D) is 115 (+/- 10) x 106 CAR+ cells. The data from the dose escalation and expansion were most recently presented at the 2024 Annual Meeting of the ASH. In the safety and efficacy analysis, 38 patients were evaluable, 32 in the DL1 and 6 in DL2.

Median administered dose at DL1, 115 million cells (range, 112-120 million cells)

Patient and Disease Characteristics are demonstrated in the table below. Taken together, these demographic data indicate the patient population enrolled in this trial had poor prognosis with expected median OS in the range of 6-8 months based on published analyses of patients with similar characteristics.

Phase 1 Trial: Patient and Disease Characteristics

Characteristics	DL1: 100 x 10^6 CAR+ T cells (n=32)	DL2: 300 x 10^6 CAR+ T cells (n=6)	Total (n=38)
Age, median (min - max)	66 (44 - 76)	60 (52 - 65)	66 (44 - 76)
Age ≥ 65	19 (59%)	1 (17%)	20 (53%)
Gender, male / female	18 (56%) / 14 (44%)	5 (83%) / 1 (17%)	23 (61%) / 15 (39%)
Race			
White	28 (88%)	4 (67%)	32 (84%)
Black / African American	3 (9%)	1 (17%)	4 (11%)
Asian	1 (3%)	0 (0%)	1 (3%)
Other	0 (0%)	1 (17%)	1 (3%)
ECOG PS[a] 0 / 1	9 (28%) / 23 (72%)	3 (50%) / 3 (50%)	12 (32%) / 26 (68%)
High Risk Prognostic Feature[b]	20 (63%)	6 (100%)	26 (68%)
Prior Lines of Therapy, median (min - max)	5 (3 - 7)	4 (3 - 16)	4 (3 - 16)
Triple refractory	32 (100%)	6 (100%)	38 (100%)
Penta refractory	21 (66%)	5 (83%)	26 (68%)
Prior ASCT	25 (78%)	4 (67%)	29 (76%)
Time since diagnosis, median (min - max)	6.5 years (1.5 - 14.9 years)	6.9 years (1.7 - 11.0 years)	6.5 years (1.5 - 14.9 years)
Bridging therapy[c]	20 (63%)	6 (100%)	26 (68%)

a) Eastern Cooperative Oncology Group Performance Status Scale; b) Defined as a patient with EMD, ISS Stage III (B2M ≥ 5.5), High Risk Cytogenetics (Del17p, t(14:16), or t(4;14)), or BMPC ≥60%; c) Bridging agents were limited only to those previously received

As of the October 3, 2024 data cutoff date, the ORR was 100%, the CR/sCR rate was 79%, the VGPR rate was 13%, and the PR rate was 8%. As previously presented (ASH Presentation 2022), the likelihood of achieving CR/sCR increased with longer follow-up. This observation is consistent with other rrMM studies, especially in BCMA-targeted CAR-T cell trials, primarily related to the IMWG criteria for CR/sCR. Additionally, 89% (n=25 of 28) of all subjects who are evaluable for minimal residual disease testing (MRD) were negative at the depth of 10-5. Evaluable patients had identifiable malignant clone in the baseline bone marrow aspirate.

As of the October 3, 2024 data cutoff date, with a median follow up of 38.1 months, the mPFS for all patients (N=38) was 30.2 months. For those subjects with CR/sCR (n=30), the mPFS was 34.3 months. Median OS was Not Reached.

A Kaplan-Meier analysis of all subjects demonstrated a PFS rate at 6, 12, 18, 24, and 30 months of 92%, 76%, 65%, 57%, and 50%, respectively. A subgroup analysis of subjects with high risk clinical features (defined as presence of EMD, BMPC ≥ 60%, High Risk Cytogenetics or ISS Stage III) indicated similar PFS rates at 12, 24, and 30 months of 72%, 60%, and 60%, respectively.

Of the 38 patients dosed in our Phase 1 trial of anito-cel, all (100%) were evaluable for safety analysis. No delayed or non-ICANS neurotoxicities were observed, including no Parkinsonism, no cranial nerve palsies, and no Guillain-Barré syndrome in the entire population through the follow-up period. The rate of AEs of grade 3 or higher CRS and ICANS are of special interest (AESIs). A potential difference was observed in the incidence of AESIs in DL2 compared with DL1. Specifically, in DL2 (n=6), 1 patient had a grade 3 CRS event and another had a grade 3 ICANS event, while no events of grade 3 or higher CRS or ICANS occurred in the 6-patient dose escalation cohort of DL1. After dose expansion at the RP2D, no events of grade 3 or higher CRS were observed in a total of 32 subjects. and only 1 (3%) out of 32 patients had a grade 3 ICANS event. In combined analysis of all patients in DL1, 30 (94%) had a grade 1 or 2 CRS event but 0% had grade 3 or higher CRS. The median time to onset of CRS was 2 (range 1-12) days and median duration was 8 (range 2-14) days. The median time to ICANS onset was 4.5 days (range 3-6 days) with a median duration of 7.5 days (4-11 days). All cases of ICANS and CRS resolved with standard interventions, such as tocilizumab and dexamethasone. Additional AEs, regardless of attribution, were presented at the ASH 2024 Annual Meeting and are presented in the figures below. The observed AEs are consistent with those of other autologous CAR-T-cells in clinical trials and in commercial use.

anito-cel: Phase 2 Pivotal Trial in rrMM (iMMagine-1)

Our Phase 2 pivotal trial of anito-cel in rrMM, the iMMagine-1 trial is a single-arm, open-label, evaluation of the efficacy of anito-cel, as measured by the primary endpoint of ORR. Key secondary endpoints include sCR/CR rate and duration of response of a single infusion of anito-cel after lymphodepleting chemotherapy. The primary endpoint was selected based on historical precedent of the primary endpoint used in other CAR-T pivotal trials and the selection of this primary endpoint has been reviewed and agreed with the FDA. Based upon feedback from regulatory authorities, we plan to include the 117 patients in the pivotal iMMagine-1 trial as the primary analysis used for review for consideration of approval. To be eligible, patients must have had at least 3 prior lines of treatment, which had to include an IMiD, PI and an anti-CD38 antibody, be refractory to the most recent line of therapy, have an ECOG performance status of 0 or 1, have measurable disease, and have adequate function of vital organs. This trial is being conducted at institutions in the United States only. Other secondary and/or exploratory endpoints will include progression free survival (PFS), OS, assessment of minimal residual disease, further characterization of the safety profile of anito-cel in a larger patient population, and confirmatory correlative biomarker analysis for pharmacology, predictive biomarkers of depth and duration of response, and manufactured anito-cel cell phenotyping. Based on continued positive data from this clinical trial, we plan to file a BLA in collaboration with Kite.

The iMMagine-1 trial was initiated in the fourth quarter of 2022 and completed dosing patient in the fourth quarter of 2024. Twenty clinical trial sites participated in the iMMagine-1 trial. Patients (N=117) were administered a single infusion of anito-cel at a dose level of 115 million cells 115 (+/- 10) x 106 viable CAR+ cells. The preliminary data from iMMagine-1 were presented at the 2024 Annual Meeting of the ASH. As of the October 31, 2024 data cutoff date used for the ASH presentation, 86 patients were evaluable for efficacy based on a follow-up of at least two months after treatment with anito-cel, and 98 patients were evaluable for safety based on a follow-up of at least one month after treatment with anito-cel.

In the safety evaluable population, 85 of 98 patients (87%) were triple refractory, and 41 of 98 patients (42%) were penta refractory. Patients received a median of four prior lines of therapy, with 45 of 98 patients (46%) having received three prior lines. Patient and Disease Characteristics are demonstrated in the table below.

iMMagine-1: Patient and Disease Characteristics

Characteristics	Safety Evaluable (n=98)	Efficacy Evaluable (n=86)
Age (yrs), median (min - max)	65 (38 – 78)	65 (38 – 78)
Age ≥ 65	51 (52%)	47 (55%)
Age ≥ 70	30 (31%)	28 (33%)
Age ≥ 75	10 (10%)	10 (12%)
Gender (male / female)	55 (56%) / 43 (44%)	48 (56%) / 38 (44%)
Race		
White	79 (81%)	70 (81%)
Black / African American	9 (9%)	8 (9%)
Asian / Other	10 (10%)	8 (9%)
ECOG PS 0 / 1	45 (46%) / 53 (54%)	39 (45%) / 47 (55%)
Extramedullary disease[a]	16 (16%)	13 (15%)
High Risk Cytogenetics[b]	39 (40%)	33 (38%)
Refractory to last line of therapy	98 (100%)	86 (100%)
Triple refractory	85 (87%)	74 (86%)
Penta refractory	41 (42%)	37 (43%)
Prior Lines of Therapy, median (min - max)	4 (3 – 8)	4 (3 – 8)
3 Prior LoT	45 (46%)	37 (43%)
Time since diagnosis (yrs), median (min-max)	7.2 (1 – 23)	7.5 (1 – 23)
Prior ASCT	73 (75%)	64 (74%)
Bridging therapy	65 (66%)	61 (71%)
Outpatient administration	8 (8%)	5 (6%)

a) Presence of a non-bone based plasmacytoma; b) Defined as the presence of Del 17p, t(14;16), or t(4;14).
ASCT, autologous stem cell transplant; ECOG PS, Eastern Cooperative Oncology Group Performance Status; LoT, line of therapy

As of the October 31, 2024 data cutoff date, 86 patients were evaluable for efficacy based on a follow-up of at least two months after treatment with anito-cel. With a median follow up of 9.5 months, ORR was 97%, the CR/sCR rate was 62%, the VGPR rate was 20%, and the PR rate was 15%. Data were investigator assessed per IMWG criteria, for more information see the section entitled “Our Multiple Myeloma Program - anito-cel: Phase 1 Trial in rrMM” above. Additionally, 93% (n=54 of 58) of all subjects who are evaluable for minimal residual disease testing (MRD) were negative at the depth of 10-5. MRD evaluable patients had identifiable malignant clone in the baseline bone marrow aspirate and had a post-treatment bone marrow sample sufficient to assess MRD negativity.

iMMagine-1: Overall Response Rate and MRD Negativity

Efficacy Evaluable Patients (N=86)

ORR=97%
15%
20%
62%
≥VGPR
81%
sCR/CR
62%
Efficacy Evaluable Patients
(N=86)
sCR/CR
VGPR
PR

With a median follow-up of 9.5 months, PFS and OS were not reached at the time of the October 31, 2024 data cutoff date, as less than half of all dosed subjects had experienced an event of progression or death. A Kaplan-Meier analysis of efficacy evaluable subjects demonstrated a PFS rate, which reflect the percentage of patients who are alive and have not progressed, at 6 and 12 of 93% and 79%, respectively. Additionally, OS rates by Kaplan-Meier analysis, at 6 and 12 months were 97% and 97%, respectively.

For the 98 patient in the safety evaluable population, anito-cel demonstrated a predictable manageable safety profile. No delayed or non-ICANS neurotoxicities were reported, including no Parkinsonism, no cranial nerve palsies, and no Guillain-Barré syndrome. 84 of 98 patients (86%) experienced Grade 1 or lower cytokine release syndrome (CRS), including 17 (17%) with no CRS. The median time to onset of CRS was 4 days with a median duration of 3 days. 98% of patients had CRS that either resolved within 14 days of anito-cel infusion or did not experience any CRS. Any grade ICANS was observed in 9 patients (9%) with 4 (4%) Grade 1, 4 (4%) Grade 2, and 1 (1%) Grade 3. All cases of ICANS resolved. Three deaths occurred in the 117 patients treated in iMMagine-1 due to treatment-emergent adverse events (TEAEs) (related or unrelated to anito-cel: retroperitoneal hemorrhage, CRS, and fungal infection). Cytopenias were the most common Grade ≥3 TEAEs; 53 patients (54%) had Grade ≥3 neutropenia, 20 (20%) had Grade ≥3 thrombocytopenia, and 22 (22%) had Grade ≥3 anemia.

anito-cel: Global Phase 3 Trial (iMMagine-3)

Pursuant to the Kite Collaboration Agreement, as further described in “Licenses and Collaborations” below, Kite initiated iMMagine-3, a global Phase 3 randomized controlled study designed to compare the efficacy and safety of anito-cel with standard of care in patients with rrMM who have received one to three prior lines of therapy, including an immunomodulatory drug (lMiD) and an anti-CD38 monoclonal antibody.

iMMagine-3 will enroll approximately 450 adult patients. Prior to randomization, an investigator’s choice of standard of care (SOC) regimen will be selected, which include either: pomalidomide, bortezomib, and dexamethasone (PVd); daratumumab, pomalidomide, and dexamethasone (DPd); carfilzomib, daratumumab, and dexamethasone (KDd); or carfilzomib and dexamethasone (Kd). Patients in the anito-cel arm will undergo leukapheresis and bridging therapy (with the SOC regimen selected by the investigator prior to randomization) followed by lymphodepleting chemotherapy (fludarabine 30 mg/m2/d and cyclophosphamide 300 mg/m2/d for 3 days) and one infusion of anito-cel (115×106 CAR+ T cells) on Day 1. Patients in the control arm will continue to receive the selected SOC regimen.

The primary endpoint is progression-free survival (PFS) per blinded independent review according to the IMWG uniform response criteria for multiple myeloma (MM) with the hypothesis that anito-cel will prolong PFS compared to SOC. Key secondary endpoints include complete response rate (CR/sCR), minimal residual disease negativity, OS, and safety.

The iMMagine-3 study was initiated in the second half of 2024 and is planned to enroll across approximately 130 study sites in North America, Europe, and the rest of the world.

anito-cel: Future Clinical Plans

Pursuant to the Kite Collaboration Agreement, as further described in “Licenses and Collaborations” below, Kite will initiate clinical trials of anito-cel in additional key geographies, such as Europe and Asia, which may also serve to further expand the label into additional myeloma or lymphoma populations in the United States.

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

Preclinical AML/MDS Product Candidates

We have also identified a group of high priority antigen targets associated with AML/MDS through internal analyses and conversations with key opinion leaders and are developing additional SparX proteins against such target antigens. We have isolated D-Domain binders to several of these high value AML/MDS targets and plan to progress them in our pipeline. In several of our preclinical and discovery projects, we have engineered D-Domains into SparX proteins that bind to these targets, including for ACLX-003, which continues to progress towards IND filing. Additionally, we are building a map of target expression in primary AML patient tumors to understand how our targets may eventually be combined to combat the inherent heterogeneity of the disease.

Our Autoimmune Program

We intend to evaluate the efficacy of anito-cel outside of our collaboration with Kite in indications outside of oncology, which remain wholly-owned, including in some autoimmune indications. Initially, we are focusing our efforts on anito-cel in settings where elimination of plasma cells may be relevant for patients with severe autoimmune diseases. For example, published scientific studies have shown that clearance of plasma cells within patients that have antibody-mediated autoimmune diseases have resulted in improvement in clinical symptoms. In the future, we may develop additional assets and technology to expand on the opportunity for D-Domain based therapies in autoimmune diseases.

We recently initiated our Phase 1 clinical trial of anito-cel in generalized Myasthenia Gravis (gMG), a rare autoimmune disease characterized by severe muscle weakness. In gMG, the body’s immune system mistakenly attacks proteins in the neuromuscular junction, disrupting neuromuscular signaling and preventing muscle contraction. We believe anito-cel's mechanism in targeting plasma cells through BCMA may be a relevant mechanism to address the underlying pathogenesis of disease. We estimate that gMG affects over 70,000 people in the United States and there is no known cure.

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

Indications Beyond Oncology. As the field of adoptive cell therapy looks to apply the technology beyond oncology, including transplantation, autoimmune, cardiac, infectious and neurological diseases, so too do we seek to explore such opportunities. We envision expanding into treatments for antibody-mediated autoimmune diseases. For example, published scientific studies have shown that clearance of plasma cells within patients that have antibody-mediated autoimmune diseases have resulted in improvement in clinical symptoms. We may evaluate anito-cel or ACLX-001 in settings where elimination of plasma cells may be relevant for patients with severe autoimmune diseases and have advanced anito-cel into a Phase 1 trial in generalized myasthenia gravis (gMG).

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

Manufacturing and Delivery

Our manufacturing process is consistent across anito-cel cells and ARC-T-cells. This consistent process enables flexibility of cell product production within a site using the same equipment and consistent protocols, utilizing product specific viral vector input. In our iMMagine-1 trial, anito-cel was successfully manufactured for 99% of patients enrolled. In May 2024, we announced the completion of technical transfer of our cell manufacturing process to Kite, which was initiated in 2023, and Kite is responsible pursuant to the Kite Collaboration Agreement for manufacturing activities for future clinical trials, including the ongoing iMMagine-3 trial, and for commercial supply of anito-cel.

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

In 2024, we completed the technology transfer activities and submitted IND amendments for the manufacturing of anito-cel at Kite for the manufacturing of our cell product. As we scale within our clinical trials and prepare for commercialization, we plan to increase capacity with our current suppliers and expand through our collaboration with Kite. Per the Kite Collaboration Agreement, Kite will manufacture anito-cel and Kite will bear the CMC commercial readiness costs and associated capital expenses. The parties will continue to split manufacturing costs for clinical material. Through our Kite Collaboration Agreement, we continue to invest in process improvements to reduce the overall process time and improve costs. Our D-Domain, due to its stability, has demonstrated a high transduction rate resulting in a more efficient manufacturing process. We believe this will translate to improved processes that will reduce the time to intervention for patients.

We have established partnerships with experienced cell therapy contract manufacturers to supply clinical materials and manufacturing services for our clinical trials outside of the Kite Collaboration Agreement. As we scale within our clinical trials and prepare for commercialization, we plan to increase capacity with our current suppliers and expand through our collaboration with Kite. Per the Kite Collaboration Agreement, Kite will manufacture anito-cel following completion of the technical transfer of our manufacturing process to Kite, which was completed in 2024, and Kite will bear the CMC commercial readiness costs and associated capital expenses. The parties will continue to split manufacturing costs for clinical material. The manufacturing process for our ARC-T-cells is consistent with the anito-cel process. However, cells are transduced with a lentiviral vector encoding our universal ARC, which is a CAR with an anti-TAG binding domain, in lieu of a lentiviral vector encoding the CAR construct with an anti-BCMA binding domain. Because our ARC-T-cells are designed to express the same TAG-specific binding domain rather than a cell surface antigen-specific binding domain, the same lentiviral vector encoding the universal ARC can be used across ARC-SparX programs regardless of disease or target antigen.

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

We cannot predict whether other types of therapies including CAR-T or other genetically modified cell therapies may be developed and demonstrate greater efficacy, and we may have direct and substantial competition from such therapies in the future. Further, despite the novel approach that we have developed to address the limitations of CAR-T and other types of genetically modified cell therapies, we expect to face increasing competition as new, more effective treatments for cancer enter the market and further advancements in technologies are made. We expect market adoption of any treatments that we develop and commercialize to be dependent on, among other things, efficacy, safety, delivery, price and the availability of reimbursement from government and other third-party payors.

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

In connection with the initial Kite Collaboration Agreement, we received a $225 million upfront cash payment in February 2023 and will be eligible to receive up to approximately $3.9 billion in clinical, regulatory, and commercial milestone payments. In connection with the amendment to the Kite Collaboration Agreement, we received a $85 million upfront cash payment in December 2023 and are eligible for additional potential milestone payments, including for the advancement of lymphoma and the license for ACLX-001, as well as additional milestone payments, to offset prespecified development costs over a limited period of time. During the year ended December 31, 2024, we achieved a clinical milestone for anito-cel and received $68.3 million from Kite relating to enrollment in the iMMagine-1 trial.

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

In connection with the Kite Collaboration Agreement, we also entered into a common stock purchase agreement (the Purchase Agreement) and a standstill and stock restriction agreement (the Standstill Agreement) with Gilead Sciences (Gilead) in December 2022, pursuant to which, upon closing in January 2023, we issued and sold to Gilead 3,478,261 shares of our common stock for an aggregate purchase price of approximately $100.0 million and Gilead agreed to certain transfer and standstill restrictions and received certain registration rights. In connection with the amendment to the Kite Collaboration Agreement, in December 2023, we entered into a second common stock purchase agreement with Gilead and amended and restated the standstill and stock restriction agreement (the Amended Standstill Agreement), pursuant to which we issued and sold to Gilead 3,242,542 shares of our common stock for an aggregate purchase price of $200.0 million which shares are also subject to certain transfer and standstill restrictions and registration rights.

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

As of December 31, 2024, our patent portfolio includes four patent families directed to the proprietary D-Domain binding domain technology.

•
The first patent family broadly covers libraries of our proprietary D-Domain binding domains, compositions comprising our proprietary D-Domain binding domains and methods of using our proprietary D-Domain binding domains. This family includes 21 issued patents (including 3 issued U.S. patents) and 20 pending applications. Specifically, issued/granted claims encompass anito-cel and universal ARC-T-cells, ACLX-001: BCMA and ACLX-002: CD123 SparXs, and methods of use thereof in the treatment of cancer. Patents in this first family are expected to expire in 2036, not including any patent term adjustment and patent term extension.
•
The second patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The second family includes 6 issued patents (including 3 issued U.S. patents) and 24 pending applications. The issued/granted claims encompass anito-cel, ARC-T-cells, ACLX-001: BCMA and ACLX-002: CD123 SparXs. Issued patents from the second family are expected to expire in 2038, not including any patent term adjustment and patent term extension.
•
The third patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The patent family includes an issued U.S. patent, and 18 pending applications (both domestic and foreign). Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.
•
The fourth patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The family includes a pending international patent application. Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.

As of December 31, 2024, our patent portfolio also includes two patent families directed to the proprietary ARC-SparX platform technology.

•
One patent family is directed to our ARC construct and SparX protein technologies, and to methods of using them in T cell-based and other therapeutic applications. This family includes 6 issued patents and 21 pending applications. Any patent issuing from the family is expected to expire in 2038, not including any patent term adjustment and patent term extension.
•
A second patent family is directed to dosing regimens for employing the proprietary ARC-SparX platform technology in therapeutic methods. The family includes pending applications in the U.S. and in 15 foreign jurisdictions. Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.

In addition to patent protection, we also rely on trademark registration, trade secrets, know-how, other proprietary information and continuing technological innovation to develop and maintain our competitive position.

As of December 31, 2024, our trademark portfolio contains U.S. and foreign trademark registrations for the ARCELLX and ARCELLX logo, trademarks, and certain foreign trademark registrations for the marks ARC-SPARX and ARC-T.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2025 fee schedule, effective through September 30, 2025, the user fee for an application requiring clinical data, such as a BLA, is approximately $4.3 million. PDUFA also imposes an annual program fee for each marketed human biologic ($403,889 in FY 2025) and an annual establishment fee on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), which challenged FDA’s longstanding position, the FDA published a notice in the Federal Register in January 2023 to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current presidential administration may lead to new policies and changes in the regulations that may impact our clinical development plans.

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

The E.U. clinical trials legislation currently is undergoing a transition process, In particular, the EU Clinical Trials Regulation (CTR) became applicable on January 31, 2022, repealing the EU Clinical Trials Directive. The implementation of the CTR also included the implementation of the Clinical Trials Information System (CTIS), a new clinical trial portal and database that will be maintained by the EMA in collaboration with the European Commission and the EU Member States. From January 31, 2025, any ongoing trials approved under the Clinical Trials Directive must comply with the Clinical Trials Regulation and their sponsors must have recorded information on them in CTIS. Complying with changes in regulatory requirements can incur additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or new requirements or policies governing our business operations, including our clinical trials.

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

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021 provided that Medicaid statutory rebates will no longer be capped at 100% of average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. The impact of these regulations and any future healthcare measures and agency rules implemented by the current presidential administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Employees and Human Capital

As of December 31, 2024, we had 163 full-time employees, 112 of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated in Delaware in December 2014 under the name “Encarta Therapeutics, Inc.” and subsequently changed our name to “Arcellx, Inc.” Our principal executive offices are located at 800 Bridge Parkway, Redwood City, California 94065. Our telephone number is (240) 327-0630. Our website address is www.arcellx.com.

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

Risks Related to Development of Our Product Candidates

•
Although the FDA has previously issued and lifted one partial clinical hold on anito-cel, there is no assurance that the safety measures included in our clinical protocols will be effective at mitigating the risk of future serious adverse events or that the FDA or DSMB will not issue another clinical hold in the future.
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
•
Our business may be significantly adversely affected if events out of our control such as global pandemics, changes implemented by the new administration in the U.S., or geopolitical uncertainty and political instability disrupt our business, impact our people, or that of our third-party providers.

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
•
We depend on Kite for certain development, manufacturing and commercialization activities with respect to certain of our product candidates pursuant to our collaboration with Kite. If such collaboration is not successful, we may not be able to realize the market potential of those product candidates.

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

We have no products approved for commercial sale and have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $107.3 million, $70.7 million and $188.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $496.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate meaningful revenue from product sales, which we do not expect will occur in the foreseeable future, as our product candidates are in preclinical or clinical development. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

There is a high failure rate for biopharmaceutical products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. For example, a large percentage of the patients enrolled in the Phase 1 anito-cel trial had poor prognostic factors associated with increased tumor burden and may have impacted our rates of response. We therefore believe that the pivotal trial may yield improved PFS rates and retain a comparable safety profile to the Phase 1 trial as the pivotal trial enrolled a population with fewer poor prognostic features. However, the resulting enrolled patient population of the pivotal trial could be different than expected, these prognostic factors may not have as significant of an impact as we had expected, or there may be other factors that have greater impact on the rate of response, among other risks.

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
•
Sourcing supplies for the materials used to manufacture and process our product candidates for clinical trials and, in the future, commercial sale, if our product candidates are approved;
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

In June 2023, the FDA issued a partial clinical hold on our IND for anito-cel following a patient death, which involved one clinical trial site treating a patient who was not eligible for anito-cel infusion and subsequently managing the patient in a manner conflicting with our trial protocol. Although we aligned with the FDA on modifications to the trial protocol and retrained our clinical trial sites in iMMagine-1 to enhance protocol adherence, there is no assurance that a site or another third party will not deviate from the trial protocol in the future. There is no assurance that the FDA will not issue another clinical hold in the future.

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

Although the FDA has previously issued and lifted one partial clinical hold, there is no assurance that the FDA will not issue another clinical hold in the future, which could further delay clinical development.

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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, and acts of war (including, for example, ongoing geopolitical tensions related to the Russia and Ukraine conflict, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions), relevant to such foreign countries.

Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, preliminary or topline data from clinical trials. For example, the data as of the October 31, 2024 data cutoff date for the 86 patients from our Phase 2 pivotal clinical trial for anito-cel for the treatment of rrMM is preliminary data. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects.

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

There is no guarantee that our product candidates will not have side effects similar to those seen in other genetically modified cell therapies or that we will be able to prevent side effects from escalating to an unsafe level for our patients. Additionally, our initial product candidates have been directed at treating patients with rrMM and AML/MDS. These patients are often elderly and/or have significant co-morbidities, and we expect they will receive our product candidate as a last line of therapy after most other therapies have failed, and these patients may be particularly susceptible to safety and toxicity risks. We received FDA clearance of an IND application for generalized myasthenia gravis in 2024 and have initiated a Phase 1 trial in generalized myasthenia gravis. Similarly, these patients may have co-morbidities and/or their autoimmune disorders may make them particularly susceptible to safety and toxicity risks.

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

In June 2023, the FDA issued a partial clinical hold on our IND for anito-cel. Although we aligned with the FDA on modifications to the trial protocol and retrained our clinical trial sites in iMMagine-1 to enhance protocol adherence, there is no assurance that a site or another third party will not deviate from the trial protocol in the future. There is no assurance that the FDA will not issue another clinical hold in the future.

Following FDA investigation of reports of T cell malignancies, including CAR-positive lymphoma, associated with treatment with CAR-T therapies, the FDA sent letters in January 2024 to manufacturers of six approved CAR-T therapies, requiring a boxed warning regarding T cell malignancies that have occurred following treatment with BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. This is a class-wide boxed warning required for all approved CAR-T therapies. According to a November 2024 article, in view of reports that indicate the rate of secondary T-cell malignancies may be lower than initially thought, the FDA reported that the agency is reconsidering the need for such labeling. Such safety warning, whether class-wide or specific to certain constructs, will depend on available safety data and the FDA's determination. To the extent the FDA requires any black boxed warning for CAR-T products, class-wide or for certain constructs, or for any of our product candidates, such requirements may reduce their market acceptance and profitability. Additional safety monitoring that manufacturers of such products are required to implement during clinical trials as well as post-approval, including REMS, can increase the time and resources needed to obtain regulatory approval and to market CAR-T therapies, and could decrease our profitability and have a material adverse effect on our business.

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

We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the product candidate back to the relevant parties and experience delays or shortages of certain clinical or commercial grade supplies and components. Logistical and shipment delays and problems caused by us, our vendors or other factors not in our control, including the pandemic, geopolitical tensions related to the Russia and Ukraine conflict, the resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions, business interruptions, global supply chain issues, and weather, could prevent or delay the delivery of product candidates to patients. Additionally, we have to maintain a complex chain of identity and chain of custody with respect to patient material as it moves to the manufacturing facility, through the manufacturing processes and back to the patient. Failure to maintain chain of identity and chain of custody could result in patient death, loss of product or regulatory action.

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

We are initially developing anito-cel as a last line therapy for patients with rrMM with plans to pursue label expansion into earlier lines of therapy and other indications outside of oncology, including certain autoimmune disorders. For example, we received FDA clearance of an IND application in 2024 to evaluate anito-cel for the treatment of generalized myasthenia gravis. However, there is no guarantee that it, or any of our product candidates, even if approved, would be approved for earlier lines of therapy and any approved products may end up having a smaller market opportunity than we anticipated. Additionally, our projections of both the number of people who have the diseases we are targeting, as well as the size of the subset patient population who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. As a result, the number of patients may turn out to be fewer than expected.

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

As widely reported, global credit and financial markets have experienced volatility and disruptions recently including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, and increased inflationary risk. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the Russia and Ukraine conflict, terrorism or other geopolitical events, including the war in the Middle East. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary equity or debt financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

In addition, investor concerns regarding the U.S. or international financial systems and governmental stability could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, the impact of inflation and tariffs on the U.S. and/or global economy, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $625.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2024, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards in the form of stock options and restricted stock units that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment or service with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel in an extremely competitive market for employees and other service providers. That, in turn, is dependent on our ability to maintain a diverse and inclusive workplace culture that supports individual expression and attracts and retains top talent.

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

In addition, these breaches and incidents and other inappropriate access can be difficult to detect, remediate, and otherwise address, and may remain undetected or not fully addressed for an extended period. Any delay in identifying them and responding to or otherwise remediating them may lead to increased harm of the type described above. Geopolitical tensions and conflicts (including the Russia and Ukraine conflict and the conflict in the Middle East) may increase the security risks we and our current or future CROs or other contractors or consultants may face. We expect to continue to expend significant resources to protect against security breaches and incidents and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to individuals or other persons or implementing additional security measures. With the increase in personnel working remotely during and after the COVID-19 pandemic, we and our vendors are at increased risk for security breaches and incidents.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to privacy, data protection, or security. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data protection, or security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the agencies’ authority, lead to uncertainty in the industry, and disrupt the agencies’ normal operations. Changes in the leadership of the FDA and other federal agencies under the current presidential administration can result in changes in the funding, operations, and policies of the FDA and other federal agencies, which may impact our clinical development plans and timelines.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) by 5-percent shareholders in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including tax credit carryforwards) to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. As a result of our most recent private placements, our initial public offering, and other transactions that have occurred over the past three years, we experienced such an “ownership change.” We performed an ownership change study as of December 31, 2023 and we determined that certain net operating losses and research and developments tax credits for both federal and state purposes were severely limited and therefore we removed a significant amount of net operating losses and research and development tax credits from our deferred tax assets. In the future we may experience additional ownership changes from future offerings or other changes in the ownership of our stock that could further limit the amount of net operating losses or other tax attributes presented in our financial statements. In addition, California has recently enacted a temporary suspension on the use of state net operating loss carryforwards for certain businesses, which may adversely affect our company if it earns taxable income in the impacted tax years. Other state tax limitations may apply.

Our business may be significantly adversely affected if events out of our control disrupt our business or that of our third-party providers.

Our business could be significantly adversely affected by business disruptions to us or our third-party providers that could seriously harm our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, CMOs, and other contractors, consultants, and third parties could be subject to global pandemics (such as the COVID-19 pandemic), other geopolitical uncertainty and instability (including the Russia and Ukraine conflict and the conflict in the Middle East), earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

While the extent of the impact of the COVID-19 pandemic on our business and financial results to date has been limited, the lasting effects of the pandemic on the drug development industry remains uncertain. Another prolonged public health crisis could have a material negative impact on our business, financial condition and operating results. We have experienced and may in the future experience disruptions from public health emergencies to our business in a number of ways, including:

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

To the extent there is another pandemic, public health emergency, or other national or global event that causes disruption to our business, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects in our trials, such as the COVID-19 guidance documents issued by FDA during the COVID-19 public health emergency. If another public health emergency or other national or global event were to occur, or if the government promulgates new policies and regulatory requirements, or in light of rapid changes in laws, governance, and political climate resulting from the recent change in administration in the U.S., our clinical development plans and normal operations may be disrupted, which can have a material adverse effect on our people and our business.

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

We presently contract with a Chinese biotechnology company to manufacture the vector for our clinical stage ARC-SparX programs. Although, if we are proscribed from working with our current manufacturer, we believe we can secure alternate manufacturers for ARC vector, although in the interim we may experience manufacturing disruptions and delays and/or a diversion of management attention, each of which could negatively impact our operations. More generally, if we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations could be materially and adversely affected.

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

We have entered into a Collaboration Agreement with Kite, and pursuant to the terms of that agreement, are dependent on Kite for certain development, manufacturing and commercialization activities with respect to certain of our product candidates.

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

Pursuant to the Kite Collaboration Agreement, we and Kite will jointly develop anito-cel and any next-generation autologous CAR-T cell therapy product for which we may exercise our option to co-promote with Kite (collectively, the Co-Promote Products) in accordance with mutually agreed development plans and development budgets. We will conduct the iMMagine-1 trial for anito-cel and Kite will conduct all other development of the other Co-Promote Products. Kite will be responsible for commercialization of anito-cel and such other MM or lymphoma products, outside the United States, to the extent they are approved by the applicable regulatory authorities. Kite is responsible for manufacturing anito-cel under the collaboration. We cannot control whether Kite will devote sufficient attention or resources to this collaboration or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve any of the Co-Promote Products, Kite may elect not to proceed with the commercialization of the resulting product in one or more countries.

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

We have or may pursue Fast Track, orphan drug, and Regenerative Medicine Advanced Therapy (RMAT) designations from the FDA for one or more of our product candidates, such as those which have been granted for anito-cel and ACLX-002. Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions with an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. However, if we do not continue to meet the criteria of the Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. Fast track designation also does not guarantee our product candidate will be approved in a timely manner, if at all. Although the FDA has previously issued and lifted one partial clinical hold, there is no assurance the FDA will not issue another clinical hold in the future.

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

Even after an orphan drug is approved, the FDA can subsequently approve a product with the same active moiety for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if we or our collaborators are unable to manufacture sufficient supply of the product. If we or our collaborators do not receive or maintain orphan drug designation to product candidates for which we seek such designation, it could limit our ability to realize revenues from such product candidates. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities, lead to uncertainty in the industry, and disrupt the FDA’s normal operations. Changes in the leadership of the FDA and other federal agencies under the current presidential administration can result in changes in the funding, operations, and policies of the FDA and other federal agencies, which may impact our clinical development plans and timelines.

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

As discussed above, U.S. Supreme Court’s overturn of the Chevron doctrine may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA. Further, changes in the leadership of the FDA and other federal agencies under the current presidential administration can result in significant changes in the funding, operations, and policies of the federal agencies, which may impact our clinical development plans and timelines.

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
•
Product labeling, limitations, warnings or product insert requirements of the FDA or foreign health authorities, including FDA’s requirement for manufacturers of approved CAR-T therapies to include boxed warning regarding T cell malignancies;
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

Since the enactment of the ACA, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the current presidential administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

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

For example, the American Rescue Plan Act of 2021 provided that Medicaid statutory rebates will no longer be capped at 100% of average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, future judicial challenges against the federal government in view of the Supreme Court’s overturn of the Chevron doctrine, as well as future legislative, executive, and administrative actions and agency rules implemented by the current presidential administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time- intensive and expensive, resulting in a material adverse effect on our business.

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

We may be subject to or affected by data protection laws and regulations, such as laws and regulations that address privacy and security. In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws, such as Section 5 of the Federal Trade Commission Act, govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, and its implementing rules and regulations. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the California Consumer Privacy Act (CCPA) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and to provide such consumers a right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. California voters voted to approve the California Privacy Rights Act (CPRA) in November 2020, which modified the CCPA significantly, with most modifications effective as of January 1, 2023. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, including Washington’s My Health, My Data Act, and several laws imposing obligations similar to those of the CCPA. For example, Virginia, Colorado, Utah, and Connecticut all have enacted general privacy legislation that became effective in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that became effective in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that has or will become effective in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that becomes effective in 2026. The U.S. federal government also has proposed general privacy legislation. The CCPA, CPRA, and other new and evolving legislation may increase our compliance costs and potential liability.

Compliance with laws and regulations relating to privacy, data protection and security could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with such laws and regulations could result in government investigations and/or enforcement actions (which could include civil, criminal, and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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
•
Production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•
Business interruptions resulting from geo-political actions, including war (including ongoing geopolitical tensions related to the Russia and Ukraine conflict, resulting sanctions imposed by the United States and other countries and retaliatory actions taken by Russia in response to such sanctions, and the war in the Middle East), armed conflict, terrorist activities, global pandemics and terrorism.

These and other risks associated with our international operations, including relating to privacy and security, may materially adversely affect our ability to attain or maintain profitable operations.

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

Furthermore, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our business. Moreover, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to conduct activities at clinical trial sites within regions covered by such sanctions. For example, as a result of the Russia and Ukraine conflict, the United States and its European allies have imposed sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk in Ukraine, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any economic countermeasures by the governments of Russia or other jurisdictions, could adversely impact our ability to continue activities at clinical trial sites within regions covered by such sanctions or directly or indirectly disrupt our supply chain. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.

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

The price of shares of our common stock has been, and may continue to be, volatile and may be adversely impacted by future events, and you could lose all or part of your investment.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, many of which are beyond our control. In addition to the factors discussed in this Risk Factors section, and elsewhere in this Annual Report on Form 10-K, these factors include:

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
•
Trading volume of our common stock, which may be limited;

•
Changes in accounting practices;
•
Ineffectiveness of our internal controls;
•
Disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•
Significant lawsuits, including patent or stockholder litigation;
•
General political and economic conditions, such as global pandemics or geopolitical uncertainty and instability, including ongoing geopolitical tensions related to the Russia and Ukraine conflict, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions, and also those related to military conflicts in the Middle East; and
•
Other events or factors, many of which are beyond our control.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, which include conducting clinical trials, pursuing commercialization efforts, expanding research and development activities, and continuing to operate as a public company. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences, and privileges senior to the holders of our common stock. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our drug candidates, or grant licenses on terms that are not favorable to us.

In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Pursuant to the 2022 Equity Incentive Plan (the 2022 Plan), our board of directors or its duly authorized committee is authorized to grant equity awards to our employees, directors, and consultants.

Initially, the aggregate number of shares of our common stock that was able to be issued pursuant to equity awards under the 2022 Plan was 4,296,875 shares, plus the number of shares subject to awards granted under our 2017 Equity Incentive Plan (the 2017 Plan) that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us (provided that the maximum number of shares that could (and can) be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300). The number of shares of our common stock reserved for issuance under the 2022 Plan is cumulatively increased on the first day of each fiscal year, which began with our 2023 fiscal year and will end on the ten year anniversary of the date our board of directors approved the 2022 Plan equal to the least of (i) 4,296,875 shares, (ii) 5.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the administrator of the 2022 Plan. As a result of the 2022 Plan, our stockholders may experience additional dilution. On January 1, 2025, the number of shares available for issuance under the 2022 Plan was increased by 2,714,041 additional shares.

Pursuant to our 2022 ESPP, our employees may receive the right to purchase shares of our common stock. Initially, the aggregate number of shares of our common stock available for sale under our 2022 ESPP was 312,500 shares. The number of shares of our common stock available for sale under our 2022 ESPP is cumulatively increased on the first day of each fiscal year, beginning with the fiscal year following the fiscal year in which the first enrollment date (if any) occurs under the 2022 ESPP, which occurred in the Company’s 2022 fiscal year, and ending on the twenty year anniversary of the date our board of directors approved the 2022 ESPP equal to the least of: (i) 312,500 shares, (ii) 1.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the administrator of the 2022 ESPP. As a result of the 2022 ESPP, our stockholders may experience additional dilution. On January 1, 2025, the number of shares available for issuance under the 2022 ESPP was increased by 312,500 additional shares.

Gilead holds 6,720,803 shares, or approximately 13%, of our outstanding shares of common stock which are restricted from immediate resale pursuant to the terms of the Amended Standstill Agreement but may be sold into the market in the near future. Such resale could cause the market price of our common stock to drop significantly, even if our business is doing well.

Pursuant to the Amended Standstill Agreement, the shares of common stock acquired by Gilead pursuant to the Purchase Agreement and second common stock purchase agreement with Gilead are subject to certain transfer and standstill restrictions and registration rights, and such shares are restricted from immediate resale. Gilead is subject to certain transfer restrictions during the period from January 26, 2023 until the earliest to occur of (x) 18 months after January 26, 2023, (y) a change of control and (z) the termination of the Kite Collaboration Agreement, as amended. Pursuant to the Amended Standstill Agreement, Gilead has certain demand registration rights to require us to register the shares acquired by Gilead pursuant to the Purchase Agreement and second common stock purchase agreement with Gilead for resale. Once we register the shares held by Gilead, however, they can be freely sold in the public market. As these securities are registered for resale, the market price of our stock could decline if Gilead sells them or is perceived by the market as intending to sell them.

The sale by Gilead of a significant number of shares of common stock could have a significant negative impact on the market price of our common stock. In addition, the perception in the public markets that Gilead may sell all or a portion of the shares held by them as a result of the registration of such shares for resale could also in and of itself have a material adverse effect on the market price of our common stock. We cannot predict the effect, if any, that market sales of those shares or the availability of those shares for resale will have on the market price of our common stock. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

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

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. This program includes:

•
Robust Firewalls and Intrusion Detection Systems: The company has invested in state-of-the-art firewalls and intrusion detection systems designed to prevent unauthorized access to its networks.
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

By implementing these risk management strategies, we aim to minimize the likelihood and impact of a cybersecurity breach, thereby safeguarding our assets and maintaining the trust of our stakeholders.

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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Director of Information Technology, who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage assessors, consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. To oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with its work with us, and to promptly report any suspected breach of its security measures that may affect our company.

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

Our Director of Information Technology and members of our cybersecurity committee (a management committee), which includes legal and privacy representatives, are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers. Our Director of Information Technology has expertise in security frameworks and standards (such as the Cybersecurity Framework established by the National Institute of Standards and Technology at the U.S. Department of Commerce), proficiency in security tools such as security information and event management systems, intrusion detection systems and vulnerability scanners, and has experience with threat intelligence, threat modeling, risk assessment, and risk management practices, as well as analyzing logs, investigating security incidents, and performing forensic analysis.

Our Director of Information Technology and members of our cybersecurity committee oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Director of Information Technology and members of our cybersecurity committee are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following: Security Awareness Training, Patch Management Process, Endpoint Detection and Response, Managed Detection and Response, Incident Response Plan, Data Encryption, Access Control, Network Security, and Vulnerability Management.

Our Director of Information Technology, our Controller, and members of our cybersecurity committee provide quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of December 31, 2024 we were not a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “ACLX” on the Nasdaq Global Select Market.

Holders of Our Common Stock

As of February 21, 2025, there were approximately 16 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered securities by us during the year ended December 31, 2024 that were not previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total stockholder’s return on an initial investment of $100 in cash at market close on February 4, 2022 (the first day of trading of our common stock), through December 31, 2024 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

450
400
350
300
250
200
150
100
50
0
2/4/2022
12/31/2022
12/31/2023
12/31/2024
ACLX
IXIC
NBI

$100 investment in stock or index	Ticker	2/4/2022	12/31/2022	12/31/2023	12/31/2024
Arcellx	ACLX	$100	$75	$292	$404
NASDAQ Composite Index	IXIC	$100	$75	$108	$138
NASDAQ Biotech Index	NBI	$100	$104	$107	$106

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties and assumptions. You should review the sections titled "Special Note Regarding Forward-Looking Statements" and “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our lead program is a BCMA-targeting ddCAR product candidate called “anito-cel”, which is currently being evaluated in our pivotal Phase 2 iMMagine-1 and the Phase 3 iMMagine-3 trials in patients with relapsed or refractory multiple myeloma (rrMM). We have partnered anito-cel with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement (as described in more detail in the section below titled “Components of Results of Operations - Revenue" included in this Annual Report on Form 10-K). Recently, Kite initiated a global Phase 3 randomized controlled clinical trial (iMMagine-3) of anito-cel in patients with second through fourth line rrMM. Kite will manufacture anito-cel for iMMagine-3. This follows the completion of the technical transfer to Kite, which was announced in May 2024, as well as the transfer to Kite of the Investigational New Drug (IND) application for anito-cel in rrMM, which has been cleared by the U.S. Food and Drug Administration (FDA).

Outside of our collaboration with Kite, we intend to evaluate anito-cel for the treatment of certain non-oncology indications, including some autoimmune disorders. We received FDA clearance of an IND application and have initiated a Phase 1 trial in generalized myasthenia gravis (gMG) in 2024.

We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials, ACLX-001, which targets BCMA in rrMM, and our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS). In November 2023, Kite exercised its option under the Kite Collaboration Agreement to negotiate a license for ACLX-001.

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $107.3 million, $70.7 million, and $188.7 million for the years ended December 31, 2024, 2023 and 2022. Our accumulated deficit totaled $496.8 million as of December 31, 2024. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Recent Developments

In December 2024, we announced preliminary data from our pivotal iMMagine-1 study in patients with rrMM, which were presented during an oral presentation at the 66th ASH Annual Meeting and Exposition.

In November 2024, we announced with Kite that the first patients have been dosed in the global iMMagine-3 randomized control trial evaluating anito-cel in patients with rrMM exposed to an immunomodulatory (IMiD) drug and an anti-CD38 monoclonal antibody.

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

Our Manufacturing Services Agreement with Lonza Houston, Inc. (Lonza) expired in December 2024. Previously, we had identified embedded leases within the agreement, which had resulted in right-of-use assets that were expensed as research and development expenses in 2022 and 2023 as the right-of-use assets had no alternative future use.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially in the foreseeable future as we continue to advance anito-cel, in multiple myeloma and other indications outside of oncology, through clinical development, the regulatory approval process and, if approved, commercial launch activities; initiate or continue to advance our ARC-SparX product candidates, including expanding ACLX-001 and ACLX-002; continue to discover and develop additional product candidates to expand our pipeline; maintain, expand, protect, and enforce our intellectual property portfolio; and hire additional personnel.

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

Income Tax Provision

We have recorded an income tax expense of $2.1 million, $663 thousand and zero for the years ended December 31, 2024, 2023 and 2022, respectively.

Based on the available objective evidence during the year ended December 31, 2024, we believe it is not more likely than not that the tax benefits of our net deferred income tax assets may be realized. Accordingly, we did not record the tax benefits of net deferred income tax assets previously incurred as of December 31, 2024. The primary difference between the effective tax rate and the statutory tax rate relates to change in state deferred income tax rate.

Results of Operations

The following table summarizes our results of operations (in thousands, except percentages):

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
Collaboration revenue	$107,936	$110,319	$—	$(2,383)	-2%	$110,319	100%
Operating expenses:
Research and development	157,093	133,849	149,555	23,244	17%	(15,706)	-11%
General and administrative	88,414	66,350	41,704	22,064	33%	24,646	59%
Total operating expenses	245,507	200,199	191,259	45,308	23%	8,940	5%
Loss from operations	(137,571)	(89,880)	(191,259)	(47,691)	53%	101,379	-53%
Interest and other income (expense), net	33,322	23,695	4,300	9,627	41%	19,395	451%
Interest expense	(1,030)	(3,842)	(1,720)	2,812	-73%	(2,122)	123%
Total other income, net	32,292	19,853	2,580	12,439	63%	17,273	669%
Income tax expense	(2,069)	(663)	—	(1,406)	212%	(663)	100%
Net loss	$(107,348)	$(70,690)	$(188,679)	$(36,658)	52%	$117,989	-63%

Collaboration Revenue

Collaboration revenue was $107.9 million for the year ended December 31, 2024 compared to $110.3 million for the year ended December 31, 2023.

Collaboration revenue was $110.3 million for the year ended December 31, 2023 compared to zero for the year ended December 31, 2022, as we began recognizing collaboration revenue in 2023 under the Kite Collaboration Agreement and its amendment.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands, except percentages):

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
External costs:
anito-cel in rrMM	$50,141	$73,530	$96,513	$(23,389)	-32%	$(22,983)	-24%
ACLX-001	1,975	2,939	8,764	(964)	-33%	(5,825)	-66%
ACLX-002	14,294	5,667	6,458	8,627	152%	(791)	-12%
Other research and development costs	21,364	3,701	5,467	17,663	477%	(1,766)	-32%
Total external costs	87,774	85,837	117,202	1,937	2%	(31,365)	-27%
Internal costs	69,319	48,012	32,353	21,307	44%	15,659	48%
Total research and development expenses	$157,093	$133,849	$149,555	$23,244	17%	$(15,706)	-11%

Research and development expenses were $157.1 million for the year ended December 31, 2024 compared to $133.8 million for the year ended December 31, 2023, an increase of $23.2 million. The increase in research and development expenses was primarily attributable to an increase in internal costs of $21.3 million due to higher personnel-related costs, of which $10.4 million was due to non-cash share-based compensation; an increase of $5.4 million in anito-cel programs; an increase of $8.6 million in costs relating to ACLX-002 program; and an increase of $17.7 million in costs relating to other pipeline programs (including ACLX-003 in AML, anito-cel in myasthenia gravis, and additional discovery programs). The increase was partially offset by a decrease of $28.8 million relating to expense in our anito-cel clinical program for a related right of use asset associated with an embedded lease for our Lonza manufacturing services agreement for which there is no alternative use.

Research and development expenses were $133.8 million for the year ended December 31, 2023 compared to $149.6 million for the year ended December 31, 2022, a decrease of $15.7 million. The decrease in research and development expenses was primarily attributable to a decrease of $29.0 million relating to expense in our anito-cel clinical program for a related right of use asset associated with an embedded lease for our Lonza manufacturing services agreement for which there is no alternative use. This decrease was partially offset by an increase of $6.2 million in external costs. There was a decrease of $7.2 million in manufacturing costs associated with other clinical programs. Internal costs had an increase of $9.1 million in personnel related costs due to an increase in headcount ($4.0 million of which was due to non-cash stock-based compensation expense), an increase of $4.1 million in facilities costs, and an increase of $1.2 million in depreciation expenses.

General and Administrative Expenses

General and administrative expenses were $88.4 million for the year ended December 31, 2024 compared to $66.4 million for the year ended December 31, 2023, an increase of $22.1 million. This increase was driven primarily by an increase of $14.4 million in personnel-related costs, of which $8.9 million was due to non-cash stock-based compensation, and an increase of $3.4 million in depreciation expense, and $2.0 million in commercial readiness.

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

Other income, net

Other income, net was $32.3 million for the year ended December 31, 2024 compared to $19.9 million for the year ended December 31, 2023, an increase of $12.4 million. This increase was driven primarily by higher marketable securities balances and a corresponding increase in the interest earned.

Other income, net was $19.9 million for the year ended December 31, 2023 compared to $2.6 million for the year ended December 31, 2022, an increase of $17.3 million. This increase was driven primarily by higher overall cash and cash equivalents and marketable securities balances and a corresponding increase in the interest earned.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of December 31, 2024, we had cash and cash equivalents and marketable securities of $625.7 million.

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

In May 2023, we entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market offering program under which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $350.0 million. Stifel acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction from us. We will pay Stifel up to 3.0% of the gross proceeds from the sales of any common stock sold pursuant to the Sales Agreement and have agreed to provide Stifel with customary indemnification and contribution rights, plus reimbursement for specified expenses it incurred in connection with entering into the agreement. No sales of our common stock have been made under this arrangement as of December 31, 2024.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$(83,467)	$207,573	$(99,303)
Net cash used in investing activities	(183,045)	(154,512)	(117,674)
Net cash provided by (used in) financing activities	(24,087)	279,163	252,625
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(290,599)	$332,224	$35,648

Operating Activities

Net cash used in operating activities during the year ended December 31, 2024 of $83.5 million was attributable to our net loss of $107.3 million, partially offset by adjustments to net loss of $54.7 million. The adjustments to net loss primarily consist of share-based compensation of $61.1 million, depreciation and amortization of $5.2 million, and noncash operating lease expense of $3.3 million, partially offset by amortization of premiums and discounts on marketable securities of $15.5 million. Changes in operating assets and liabilities decreased cash by $30.8 million, primarily due to changes in contract liability to related party of $86.2 million and operating lease liabilities of $3.8 million, partially offset by changes in prepaid assets and other current and non-current assets of $8.6 million, other non-current liabilities of $8.6 million, and accrued liabilities of $41.9 million.

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

Investing Activities

Net cash used in investing activities of $183.0 million during the year ended December 31, 2024 consists of $597.3 million in purchases of marketable securities and $13.4 million in purchases of property and equipment, offset by $427.7 million in proceeds from maturities of marketable securities.

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

Financing Activities

Net cash used in financing activities of $24.1 million during the year ended December 31, 2024 consists of $39.8 million payments under our finance lease from our Lonza manufacturing services agreement which ended in December 2024, offset by $15.8 million in proceeds from the exercise of stock options and stock issued pursuant to the employee stock purchase plan.

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

Contractual Obligations and Contingencies

We enter into contracts in the normal course of business with contract manufacturers for manufacturing services for our clinical trials and contract research organizations for preclinical studies, clinical trials and other services, which are generally cancellable upon written notice. In addition, certain agreements with our CMOs and third-party vendors contain development and commercial milestone payments and low single-digit royalties on worldwide net sales for certain products we sell that incorporate certain goods provided by our manufacturers and suppliers. As of December 31, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

Our operating lease obligations primarily consist of lease payments on our research, lab and office facilities in Rockville, Maryland and Redwood City, California. For additional information regarding our lease obligations, see Note 9 to our consolidated financial statements included elsewhere in this report.

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

We exercise judgment in assessing those promised goods and services that are distinct and thus representative of performance obligations. To the extent we identify multiple performance obligations in a contract, we must develop assumptions that require judgment to determine the estimated standalone selling price for each performance obligation in order to allocate the transaction price among the identified performance obligations. The transaction price is allocated on a relative standalone selling price basis.

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

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligations when or as the performance obligations are satisfied. For performance obligations satisfied over time, we estimate the efforts needed to complete the performance obligations and recognize revenue by measuring the progress towards complete satisfaction of the performance obligations using an input measure. The estimated period of performance and level of effort, including third-party costs, are reviewed quarterly and adjusted, as needed, to reflect our current expectations. The measurement of progress is then used to calculate revenue, including any revenue adjustments as a result of the change in estimate. For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligations to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon the performance of the licensee. Funds received in advance are recorded as contract liabilities and are recognized as the related performance obligations are satisfied.

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

Expected Dividend Yield—The expected dividend yield is based on our historical and expected dividend payouts. We have historically paid no dividends and do not anticipate dividends to be paid in the future.

Expected Equity Volatility—Due to the lack of a public market for our common stock (prior to our IPO) and the lack of company-specific historical and implied volatility data, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us (e.g., public entities of similar size, complexity, stage of development and industry focus). The historical volatility is calculated based on a period of time commensurate with expected term assumption.

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

Our share-based compensation related to stock options subject to service conditions are recognized as expense ratably over the required service period based on their grant date fair values.

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

We have granted restricted stock unit awards to our chief executive officer (CEO) which are subject to service, performance, and market conditions. For more information about these awards, see Note 13, Share Based Compensation - Restricted Stock Units - Chief Executive Officer. We used the Monte Carlo simulation model approach to estimate the fair value of such award on the date of grant. In applying the Monte Carlo methodology, the total equity value on various measurement dates were simulated and allocated to the various classes of equity in our capital structure according to the characteristics of that capital structure, such as the number of shares of each class of equity, seniority levels, liquidation preferences and conversion values for redeemable convertible preferred stock, and participation thresholds for common stock and each series of redeemable convertible preferred stock. The fair value of each such award is the average of the discounted proceeds to the common stock across all simulated paths.

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

Expected Equity Volatility—Due to the lack of a public market for our common stock (prior to our IPO) and the lack of company-specific historical and implied volatility data, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us (e.g., public entities of similar size, complexity, stage of development, and industry focus). The historical volatility is calculated based on a period commensurate with the expected date of achievement of a performance condition.

Risk-Free Interest Rate and Discount Period—The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected time to achieve of a performance condition. The discount period is the period between the valuation date and the assumed change in control event date, with the assumption that all equity shares in the capital structure are paid out in cash.

Expected Dividend Yield—The expected dividend yield is based on our historical and expected dividend payouts. We have historically paid no dividends and does not anticipate dividends to be paid in the future.

Expected Time to Achievement of a Performance Condition—The time to the achievement of a performance condition is based on our best estimate of the period of time to achievement of a performance condition that attains the established market capitalization thresholds.

Recent Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2024 and 2023, we had cash, cash equivalents and marketable securities of $625.7 million and $729.2 million, respectively, primarily invested in U.S. government agency securities and treasuries, certificate of deposit, corporate bonds, commercial paper and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. A 10% change in the interest rates in effect on December 31, 2024 would not have a material effect on the fair market value of our cash equivalents and available-for-sale securities.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included in Part IV, Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year on December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; provide reasonable assurance that transactions are recorded as necessary for to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

On January 8, 2025, Michelle Gilson, Chief Financial Officer, terminated a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c), which was adopted as of December 18, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

a)
Financial Statements. The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements.
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

Exhibit Index

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.		X	S-1	3.2	1/14/2022
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.		X	S-1	3.4	1/14/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.		X	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.		X	S-1/A	4.2	1/31/2022
4.3	Description of Capital Stock.	X
10.1†	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		X	S-1	10.1	1/14/2022
10.2†	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.		X	S-1	10.2	1/14/2022
10.3†	2022 Equity Incentive Plan and forms of agreements thereunder.		X	S-1/A	10.3	1/31/2022
10.4†	2022 Employee Stock Purchase Plan		X	S-1/A	10.4	1/31/2022
10.5†	Amended and Restated 2022 Employee Stock Purchase Plan.		X	10-Q	10.1	11/14/2022
10.6†	Employee Incentive Compensation Plan.		X	S-1	10.6	1/14/2022
10.7†	Outside Director Compensation Policy.		X	S-1	10.12	1/14/2022
10.9†	Confirmatory Employment Letter between the Registrant and Rami Elghandour.		X	S-1/A	10.9	1/31/2022
10.10†	Confirmatory Employment Letter between the Registrant and Christopher Heery, M.D.		X	S-1/A	10.10	1/31/2022
10.11†	Confirmatory Employment Letter between the Registrant and Michelle Gilson.		X	8-K	10.1	5/23/2022
10.12†	Change in Control and Severance Agreement between the Company and Michelle Gilson		X	8-K	10.2	5/23/2022
10.13†	Amended and Restated Restricted Stock Unit Award Agreement between the Registrant and Rami Elghandour, dated December 7, 2021.		X	S-1	10.13	1/14/2022
10.14†	Restricted Stock Unit Award Agreement between the Registrant and Rami Elghandour, dated January 31, 2023.		X	10-K	10.16	3/29/2023
10.15†	Form of Executive Change in Control and Severance Agreement.		X	S-1	10.5	1/14/2022
10.16^	Master Services Agreement between the Registrant and Lonza Houston, Inc., dated September 2, 2021.		X	10-Q	10.13	5/12/2022
10.17^	Statement of Work A-1 between the Registrant and Lonza Houston, Inc. dated February 16, 2022.		X	10-Q	10.14	5/12/2022
10.18^	Collaboration and License Agreement between the Registrant and Gilead Sciences, Inc.		X	10-K	10.22	3/29/2023
10.19	Common Stock Purchase Agreement between the Registrant and Gilead Sciences, Inc.		X	10-K	10.19	2/28/2024
10.20	Amended and Restated Standstill Agreement between the Registrant and Gilead Sciences, Inc.		X	10-K	10.20	2/28/2024

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
10.21	Amendment 1 to Statement of Work A-1 between Registrant and Lonza Houston, Inc. dated February 16, 2022		X	10-Q	10.1	11/3/2023
10.22^	Amendment No. 1 Collaboration and License Agreement between the Registrant and Gilead Sciences, Inc.		X	10-K	10.22	2/28/2024
16.1	Letter from Ernst & Young LLP, dated March 14, 2024		X	8-K	16.1	3/14/2024
19.1	Insider Trading Policy	X
21.1	List of Registrant’s subsidiaries.		X	10-K	21.1	2/28/2024
23.1	Consent of Independent Registered Public Accounting Firm.	X
23.2	Consent of Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).	X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97†	Arcellx, Inc. Clawback Policy		X	10-K	97	2/28/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

† Indicates a management contract or any compensatory plan, contract or arrangement.

^ Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Arcellx, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCELLX, INC.

Date: February 27, 2025	By:	/s/ Rami Elghandour
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

Name	Title	Date

/s/ Rami Elghandour	Chief Executive Officer and Chairman (Principal Executive Officer)	February 27, 2025
Rami Elghandour

/s/ Michelle Gilson	Chief Financial Officer
Michelle Gilson	(Principal Financial and Accounting Officer)	February 27, 2025

/s/ Olivia Ware	Director	February 27, 2025
Olivia Ware

/s/ Ali Behbahani, M.D.	Director	February 27, 2025
Ali Behbahani, M.D.

/s/ Jill Carroll, M.S.	Director	February 27, 2025
Jill Carroll, M.S.

/s/ David Lubner, M.S., C.P.A.	Director	February 27, 2025
David Lubner, M.S., C.P.A.

/s/ Kavita Patel, M.D.	Director	February 27, 2025
Kavita Patel, M.D.

/s/ Derek Yoon	Director	February 27, 2025
Derek Yoon

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arcellx, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Arcellx, Inc. and its subsidiary (the "Company") as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Kite Collaboration Agreement Third Party Contract Costs

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated revenue was $107.9 million for the year ended December 31, 2024, all of which relates to the Kite Collaboration Agreement. Management uses a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, management measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

The principal considerations for our determination that performing procedures relating to the revenue recognition – Kite collaboration agreement third party contract costs is a critical audit matter is a high degree of auditor effort in performing procedures and evaluating audit evidence related to third-party contract costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the third-party contract costs. These procedures also included, among others, (i) testing the completeness and accuracy of a sample of third party contract costs incurred by tracing information to the underlying vendor contracts, purchase orders, and invoices, (ii) confirming information directly with a sample of external vendors such as key terms and actual costs, (iii) evaluating the reasonableness of the third party contract costs incurred for the services that have not been invoiced by examining vendor contracts to assess the completeness and accuracy of these costs, and (iv) recalculating revenue recognized based on third party contract costs.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 27, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcellx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Arcellx, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 8 to the consolidated financial statements, in January 2023 the Company closed on a Collaboration and License Agreement (the “Collaboration Agreement”) with Kite Pharma Inc ("Kite") under which it identified one single combined performance obligation for development, manufacture, and commercialization licenses, research and development activities, manufacturing activities, and the transfer of manufacturing know-how. For the year ended December 31, 2023, revenue recognized from the Collaboration Agreement was $110.3 million.

Auditing the Company’s accounting for the Collaboration Agreement was challenging because of the significant judgement in the determination of the distinct performance obligation.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2024.

Tysons, Virginia

February 28, 2024, except for Note 17, as to which the date is

February 27, 2025

ARCELLX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$105,679	$394,583
Marketable securities	481,696	307,434
Restricted cash, current	208	1,903
Prepaid expenses and other current assets	11,727	12,443
Total current assets	599,310	716,363
Restricted cash, non-current	2,418	2,418
Marketable securities, non-current	38,277	27,168
Property and equipment, net	46,456	42,728
Operating lease right-of-use assets	23,789	27,099
Prepaid research and development expenses and other long-term assets	1,077	9,356
Total assets	$711,327	$825,132
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,095	$2,619
Accrued liabilities	56,716	18,302
Operating lease liabilities, current portion	7,308	7,501
Finance lease liabilities, current portion	230	39,283
Contract liability to related party	59,056	50,533
Total current liabilities	125,405	118,238
Operating lease liabilities, net of current portion	46,542	50,841
Contract liabilities, net of current portion to related party	75,995	170,673
Other non-current liabilities	8,593	—
Total liabilities	256,535	339,752
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 54,293,597 shares issued and outstanding as of December 31, 2024; 1,000,000,000 shares authorized and 52,280,077 shares issued and outstanding as of December 31, 2023	53	52
Additional paid-in capital	950,719	874,261
Accumulated other comprehensive income	848	547
Accumulated deficit	(496,828)	(389,480)
Total stockholders’ equity	454,792	485,380
Total liabilities and stockholders’ equity	$711,327	$825,132

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022

Collaboration revenue from related party	$107,936	$110,319	$—

Operating expenses:
Research and development	157,093	133,849	149,555
General and administrative	88,414	66,350	41,704
Total operating expenses	245,507	200,199	191,259
Loss from operations	(137,571)	(89,880)	(191,259)
Other income (expense):
Interest and other income (expense)	33,322	23,695	4,300
Interest expense	(1,030)	(3,842)	(1,720)
Total other income, net	32,292	19,853	2,580
Loss before income taxes	(105,279)	(70,027)	(188,679)
Income tax expense	(2,069)	(663)	—
Net loss	(107,348)	(70,690)	(188,679)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	301	768	(201)
Comprehensive loss	$(107,047)	$(69,922)	$(188,880)
Net loss per share attributable to common stockholders—basic and diluted	$(2.00)	$(1.47)	$(5.19)
Weighted-average common shares outstanding—basic and diluted	53,566,153	48,061,450	36,355,758

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Redeemable Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity (Deficit)
Balance as of December 31, 2021	5,413,272	$28,894	8,975,585	$85,367	10,396,707	$119,118	544,210	$1	$8,615	$(130,111)	$(20)	$(121,515)
Issuance of common stock (initial public offering), net of transaction costs of $15,029	—	—	—	—	—	—	9,487,500	9	127,274	—	—	127,283
Issuance of common stock (private placement), net of transaction costs of $42	—	—	—	—	—	—	590,318	1	9,957	—	—	9,958
Issuance of common stock (follow-on offering), net of transaction costs of $8,081	—	—	—	—	—	—	8,050,000	8	120,711	—	—	120,719
Issuance of common stock from early exercise of restricted stock	—	—	—	—	—	—	42,709	—	122	—	—	122
Conversion of preferred stock to common stock	(5,413,272)	(28,894)	(8,975,585)	(85,367)	(10,396,707)	(119,118)	24,785,564	25	233,354	—	—	233,379
Exercise of stock options	—	—	—	—	—	—	605,680	—	2,344	—	—	2,344
Share-based compensation	—	—	—	—	—	—	—	—	21,544	—	—	21,544
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	(201)	(201)
Net loss	—	—	—	—	—	—	—	—	—	(188,679)	—	(188,679)
Balance as of December 31, 2022	—	—	—	—	—	—	44,105,981	44	523,921	(318,790)	(221)	204,954
Issuance of common stock to related party	—	—	—	—	—	—	6,720,803	7	299,699	—	—	299,706
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	295,496	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	1,114,015	1	7,762	—	—	7,763
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	—	—	43,782	—	1,090	—	—	1,090
Share-based compensation	—	—	—	—	—	—	—	—	41,789	—	—	41,789
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	768	768
Net loss	—	—	—	—	—	—	—	—	—	(70,690)	—	(70,690)
Balance as of December 31, 2023	—	—	—	—	—	—	52,280,077	52	874,261	(389,480)	547	485,380
Issuance of common stock from vesting of restricted stock	—	—	—	—	—	—	528,711	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	1,457,826	1	14,208	—	—	14,209
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	—	—	26,983	—	1,164	—	—	1,164
Share-based compensation	—	—	—	—	—	—	—	—	61,086	—	—	61,086
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	301	301
Net loss	—	—	—	—	—	—	—	—	—	(107,348)	—	(107,348)
Balance as of December 31, 2024	—	$—	—	$—	—	$—	54,293,597	$53	$950,719	$(496,828)	$848	$454,792

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022

Cash flows from operating activities
Net loss	$(107,348)	$(70,690)	$(188,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,188	2,040	1,321
Loss on disposal of property and equipment	(260)	174	3
Noncash operating lease expense	3,310	1,010	903
Right-of-use asset expensed	794	18,871	63,278
Amortization of premiums and discounts on marketable securities	(15,459)	(11,048)	(2,125)
Share-based compensation	61,086	41,789	21,544
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	8,611	(8,359)	(5,695)
Accounts payable and other current liabilities	(70)	(6,474)	7,419
Accrued liabilities	42,009	5,593	(395)
Operating lease liabilities	(3,767)	13,461	3,123
Contract liability to related party	(86,154)	221,206	—
Other non-current liabilities	8,593	—	—
Net cash provided by (used in) operating activities	(83,467)	207,573	(99,303)
Cash flows from investing activities
Purchases of property and equipment	(13,434)	(21,428)	(2,277)
Purchases of marketable securities	(597,311)	(442,429)	(273,737)
Proceeds from maturities of marketable securities	427,700	309,345	158,340
Net cash used in investing activities	(183,045)	(154,512)	(117,674)
Cash flows from financing activities
Proceeds from issuance of common stock (initial public offering), net of transactions costs	—	—	129,156
Proceeds from issuance of common stock in private placement, net of transactions costs ($-, $299,706 and $- from a related party)	—	299,706	9,958
Proceeds from issuance of common stock (follow-on offering), net of transactions costs	—	—	120,719
Proceeds from exercise of stock options and early exercise of restricted stock	14,595	7,758	2,467
Proceeds from issuance of common stock under the employee stock purchase plan	1,164	1,091	—
Payments under finance leases	(39,846)	(29,392)	(9,675)
Net cash provided by (used in) financing activities	(24,087)	279,163	252,625

Net increase (decrease) in cash and cash equivalents and restricted cash	(290,599)	332,224	35,648
Cash and cash equivalents and restricted cash, beginning of the year	398,904	66,680	31,032
Cash and cash equivalents and restricted cash, end of the period	$108,305	$398,904	$66,680

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,635	$212	$—

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$325	$1,841	$770

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

The Company has incurred significant operating losses since inception and has an accumulated deficit of $496.8 million as of December 31, 2024. The Company has relied on its ability to fund its operations through private and public equity financings, and its recent collaboration and license agreement with Kite Pharma, Inc. (Kite), a Gilead Sciences, Inc. (Gilead) company. In January 2023, the Company received in the aggregate $325.0 million in cash which consisted of $100.0 million related to a private placement from the sale of the Company’s common stock to Gilead and a $225.0 million non-refundable, upfront payment related to the closing of its Collaboration and License Agreement (Kite Collaboration Agreement) with Kite. In December 2023, the Company received in the aggregate $285.0 million in cash which consisted of $200.0 million related to a private placement from the sale of the Company’s common stock to Gilead and a $85.0 million non-refundable, upfront payment related to the closing of its amendment to the Kite Collaboration Agreement with Kite. See Note 8, Collaboration Agreement.

As of December 31, 2024, the Company had $625.7 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these financial statements.

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

The following table reconciles cash and cash equivalents and restricted cash per the balance sheets to the statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$105,679	$394,583
Restricted cash, current	208	1,903
Restricted cash, non-current	2,418	2,418
Total	$108,305	$398,904

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

The Company uses a cost based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. The Company uses the expected value method and most-likely-amount method to estimate variable consideration and will re-evaluate the transaction price in each reporting period, as uncertain events are resolved or other changes in circumstances occur.

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

Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes. As of December 31, 2024 and 2023, the Company had no interest or penalties related to uncertain income tax positions.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No.2023-07 "Improvements to Reportable Segment Disclosures" which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU No.2023-07 effective December 31, 2024. Refer to Note 17, Segment Reporting for the inclusion of the new required disclosures.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03 "Disaggregation of Income Statement Expenses (DISE)" which requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning the year ended December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospective or retrospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$104,579	$—	$—
Money market fund (short-term restricted cash)	208	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Government agency	—	519,973	—
Total assets measured at fair value	$104,787	$522,391	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$393,096	$—	$—
Money market fund (short-term restricted cash)	1,903	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Commercial paper	—	26,737	—
Corporate debt	—	5,982	—
Government agency	—	301,884	—
Total assets measured at fair value	$394,999	$337,020	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2024 or 2023.

4. Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	519,125	1,007	(159)	519,973
Total	$519,125	$1,007	$(159)	$519,973

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$26,752	$—	$(15)	$26,737
Corporate debt	5,988	—	(7)	5,982
Government agency	301,315	584	(16)	301,884
Total	$334,056	$584	$(38)	$334,602

The fair value of available-for-sale marketable securities by contractual maturity as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Due in 1 year or less	$481,696	$307,434
Due in 1 - 2 years	38,277	27,168
Total	$519,973	$334,602

The Company had 9 securities in an unrealized loss position with an aggregate related fair value of $108.4 million as of December 31, 2024. The Company had 8 securities in an unrealized loss position with an aggregate related fair value of $61.5 million as of December 31, 2023. All securities in an unrealized loss position as of December 31, 2024 and 2023 had been in a loss position for less than twelve months. Unrealized losses on available-for-sale marketable securities as of December 31, 2024 and 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the years ended December 31, 2024 and 2023. The Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

As of December 31, 2024 and 2023, the Company recognized $2.5 million and $1.4 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development costs	$5,882	$6,764
Other prepaid expense and current assets	5,845	5,679
Total prepaid expenses and other current assets	$11,727	$12,443

6. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Lab equipment	$16,033	$11,502
Leasehold improvements	38,373	27,153
Lab equipment under finance leases	230	714
Computer equipment	906	661
Furniture and fixtures	158	159
Construction in progress	200	7,792
Property and equipment, gross	55,900	47,981
Less: accumulated depreciation and amortization	(9,444)	(5,253)
Property and equipment, net	$46,456	$42,728

Depreciation and amortization expense was $5.2 million, $2.0 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Related Parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of December 31, 2024, Gilead Sciences, Inc. (Gilead) held approximately 13% of the Company's outstanding common stock. These holdings resulted from Gilead's investment in the Company of: (i) $100.0 million, by purchasing 3,478,261 shares of common stock at a per share price of $28.75 pursuant to a Common Stock Purchase Agreement with Gilead (Gilead SPA); and (ii) $200.0 million, by purchasing 3,242,542 shares of common stock at a per share price of $61.68 pursuant to a second Common Stock Purchase Agreement with Gilead (Second Gilead SPA). See Note 8 for further discussion of the agreements with Gilead.

The Company partnered anito-cel with Kite Pharma, Inc., a Gilead company (Kite), through its co-development/co-commercialization collaboration agreement, as described in more detail in Note 8 Collaboration Agreement.

As of December 31, 2024, the Company had $135.1 million in contract liability pursuant to the Collaboration and License Agreement with Kite (Kite Collaboration Agreement) and its amendment, of which $76.0 million represented the long-term portion of contract liability. For the year ended December 31, 2024, the Company recognized $107.9 million in revenue under the Kite Collaboration Agreement and its amendment. See Note 8, Collaboration Agreement, for further discussion of the Kite Collaboration Agreement.

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

In November 2023, the Company entered into an amendment to its Kite Collaboration Agreement, the Second Gilead SPA and an amended and restated standstill and stock restriction agreement with Gilead (the Amended Standstill Agreement). Upon closing in December 2023, Kite commenced negotiation of a license for the Company’s ARC-SparX program, ACLX-001, in multiple myeloma. The Company and Kite have also expanded the scope of the collaboration for the Company’s anito-cel to include lymphomas, which is subject to further negotiation by both parties in order to be developed and is therefore not a performance obligation either at contract inception or at December 31, 2024. In connection with the amendment to the Kite Collaboration Agreement, the Company received a $85.0 million upfront cash payment and are eligible for additional potential milestone payments. Gilead made an equity investment of $200.0 million by purchasing 3,242,542 shares of Arcellx common stock at a fixed per share price of $61.68 pursuant to the Second Gilead SPA, which represented a $15.6 million premium on the sale of the Company’s common stock based on the share price on the date of closing.

Under the Kite Collaboration Agreement and its amendment, the Company will be eligible to receive additional clinical, regulatory, and commercial milestone payments of up to $530.0 million, $935.0 million and $507.5 million, for anito-cel, each next-generation autologous CAR-T cell therapy product, and each non-autologous CAR-T cell therapy product, respectively. During the year ended December 31, 2024, the Company achieved a clinical milestone for anito-cel relating to enrollment in the iMMagine-1 trial and received $68.3 million from Kite.

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

The Company uses a cost based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost based input method of revenue recognition, the Company measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations. The Company uses the expected value method and most-likely-amount method to estimate variable consideration and will re-evaluate the transaction price in each reporting period, as uncertain events are resolved or other changes in circumstances occur.

During the year ended December 31, 2024, no revenue was recognized from performance obligations satisfied in previous periods. As of December 31, 2024, the amount of the transaction price that has not been recognized as revenue was $50.2 million, which may be recognized as revenue over the period of time the Company is performing the research and development activities.

As of December 31, 2024, the balances in contract liability were as follows (in thousands):

Contract liability	December 31, 2024
Beginning balance at January 1, 2024	$221,206
Cash received, net	65,640
Less: Revenue recognized	(107,936)
Reclass to other liabilities	(43,859)
Ending balance at December 31, 2024	135,051
Less: current portion	59,056
Noncurrent portion	$75,995

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

The Company also leases office and laboratory space in Gaithersburg, Maryland that has a term that expires in 2030 unless renewed. This operating lease agreement contains rent escalation, rent abatement clauses, tenant improvement allowances, and optional renewal clauses. On January 30, 2024, the Company entered into an Assignment of Lease with a third party sublessee, pursuant to which the Company agreed to transfer and assign to a sublessee all of our rights, title, and interest under the Gaithersburg, Maryland Lease.

All three operating leases include variable lease payments, which are primarily related to common area maintenance, taxes and utility charges. The Company also has short-term operating leases with a term of one year or less.

Finance Leases

Pursuant to a manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product anito-cel (Lonza Agreement), the Company entered into a statement of work with Lonza (Lonza SOW) in February 2022, for the technology transfer and cGMP manufacturing of anito-cel and potentially other pipeline products. The Lonza SOW contains an embedded lease as the Company has exclusive use of, and control over, a portion of manufacturing facilities during the contractual term. The Lonza SOW also contains an agreement to purchase inventory that is accounted for separately. Lease commencement occurred during the three months ended September 30, 2022 when the applicable manufacturing facility and equipment became available for cGMP manufacturing under the Company's exclusive use and control. The arrangement provides the Company the ability to early terminate for any reason upon 12 months prior notification to Lonza. The Company did not consider it reasonably certain it would terminate the arrangement when determining the lease term. The arrangement expired in December 2024. Variable costs under this arrangement include materials, external testing, and other services.

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

The Company's total lease costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Finance lease costs:
Right-of-use assets with no alternative future use	$794	$18,871	$63,321
Amortization of right-of-use assets	—	102	102
Interest on lease liabilities	1,030	3,846	1,720
Operating lease costs	5,437	6,159	3,832
Short-term lease costs	19	32	758
Variable lease costs	7,491	8,043	1,769
Total lease costs	$14,771	$37,053	$71,502

Future minimum lease payments were as follows (in thousands) as of December 31, 2024:

Operating Leases
2025	$7,606
2026	7,835
2027	8,071
2028	8,315
2029	8,567
Thereafter	42,472
Total lease payments	82,866
Less:
Imputed interest	(29,016)
Present value of total lease liabilities	$53,850

Supplemental cash flow information related to leases is as follows (in thousands) for the year ended December 31, 2024 and 2023:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$6,591	$8,770	$1,708
Operating cash flows from operating leases	7,291	4,603	1,947
Financing cash flows from finance leases	39,846	29,392	9,675
Right-of-use assets obtained in exchange for new finance lease liabilities	794	18,871	63,321
Right-of-use assets obtained in exchange for new operating lease liabilities	—	(550)	29,562

Weighted-average remaining lease terms and discount rates were as follows as of December 31, 2024:

Weighted-average remaining lease term — operating leases	9.6 years
Weighted-average discount rate — operating leases	9.8%

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Research and development accrued expenses	$16,507	$4,559
Accrued bonus	10,438	5,529
Other liabilities	8,531	8,214
Liabilities to related party vendor	21,240	—
Total accrued liabilities	$56,716	$18,302

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of December 31, 2024 and 2023, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with certain executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of December 31, 2024 and 2023, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

12. Redeemable Convertible Preferred Stock and Stockholders' Equity

"At-the-Market" Offering Program

In May 2023, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market (ATM) offering program under which the Company may issue and sell, from time to time and at the Company’s sole discretion, shares of the Company’s common stock, in an aggregate offering amount of up to $350.0 million. No sales of the Company stock have been made under this arrangement as of December 31, 2024.

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

Redeemable Convertible Preferred Stock

In connection with the Company's IPO on February 4, 2022, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into shares of common stock at the applicable conversion ratio then in effect. The Company's outstanding shares of preferred stock were converted into 24,785,564 shares of common stock. The Company has authorized 200,000,000 shares of preferred stock, par value $0.0001. There was no preferred stock outstanding as of December 31, 2024 and 2023.

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

As of December 31, 2024, the aggregate number of shares of common stock that may be issued pursuant to equity awards under the 2022 Plan was 11,667,993 shares. The number of shares of common stock reserved for issuance under the 2022 Plan is cumulatively increased on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year and ending on the ten year anniversary of the date the Company’s board of directors approved the 2022 Plan, by an amount equal to the least of (1) 6,502,174 shares, (ii) 5% of the total number of shares of common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a lesser number of shares determined by the administrator of the 2022 Plan.

Share-based compensation cost is measured at fair value and is recognized as expense on a straight-line basis over the requisite service period. Share-based compensation expense by type of award was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	$28,057	$20,661	$14,859
Restricted stock units	27,257	12,254	4,056
Restricted stock units - chief executive officer	5,266	8,336	2,548
ESPP	506	538	81
Total share-based compensation expense	$61,086	$41,789	$21,544

Share-based compensation expense as reflected in the consolidated statement of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$21,359	$11,003	$7,007
General and administrative	39,727	30,786	14,537
Total share-based compensation expense	$61,086	$41,789	$21,544

Stock Options

Stock options granted under the 2017 Plan and the 2022 Plan vest over one to four years and expire after 10 years. The Company uses the Black Scholes option pricing model to determine the grant date fair value of stock options. A summary of stock option activity for awards under the 2017 Plan and the 2022 Plan is presented below:

	Options Outstanding and Exercisable
	Shares Subject to Outstanding Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2024	7,811,231	$12.46	7.8	$336,174
Options Granted	1,031,954	56.22
Options Forfeited	(145,261)	11.10
Options Exercised	(1,457,826)	9.75
Outstanding as of December 31, 2024	7,240,098	$19.28	6.9	$415,634
Exercisable as of December 31, 2024	4,712,405	$13.30	6.6	$298,737

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for those options for which the exercise price was below the market price as of December 31, 2024.

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $42.38, $21.86 and $9.95, respectively.

The aggregate grant-date fair value of stock options vested during the years ended December 31, 2024 2023 and 2022 was approximately $27.7 million, $21.4 million and $14.5 million, respectively.

As of December 31, 2024, there was $51.8 million of unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the 2017 Plan and 2022 Plan. This remaining compensation expense is expected to be recognized over a weighted average period of 1.82 years as of December 31, 2024. The aggregate intrinsic value of the options exercised for the years ended December 31, 2024, 2023 and 2022 was $103.5 million, $47.1 million and $10.9 million, respectively.

The assumptions used in the Black-Scholes option pricing model for stock options granted for the years ending December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Expected term	5.5 - 6.27 years	5.5 - 6.25 years	6.0 - 6.3 years
Expected volatility	86% - 87%	75% - 80%	68% - 75%
Risk free interest rate	3.82% - 4.56%	3.92% - 4.06%	1.56% - 3.88%
Expected dividend yield	— %	— %	— %

Restricted Stock Units (RSUs)

RSUs granted under the 2022 Plan generally vest annually over three or four years. A summary of RSU activity for awards under the 2022 Plan, excluding the 2023 RSU Award and 2021 RSU Award (each defined below) granted to the chief executive officer, is presented below:

	Shares Subject to Outstanding Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	1,416,446	$25.47
RSUs Granted	981,531	61.66
RSUs Vested	(528,711)	23.76
RSUs Forfeited	(57,421)	32.55
Outstanding as of December 31, 2024	1,811,845	$45.35

For the years ended December 31, 2024, 2023 and 2022, total grant-date fair value of RSUs that vested was $13.4 million, $5.4 million and zero, respectively. As of December 31, 2024, total unamortized share-based compensation relating to RSUs was $56.5 million, which is expected to be recognized over the average period of 1.84 years. The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company's common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of December 31, 2024. As of December 31, 2024, the aggregate intrinsic value of RSUs was $139.0 million.

Restricted Stock Units - Chief Executive Officer

2023 RSU Award

In January 2023, the Company granted 495,000 RSUs (the 2023 RSU Award) to its chief executive officer. The 2023 RSU Award has two different scenarios to vesting. The first vesting scenario is subject to service and market conditions. The second vesting scenario adds a performance condition. Each RSU granted in the 2023 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. All 495,000 RSUs were outstanding and no RSUs were vested as of December 31, 2024. In February 2025, 347,255 shares vested based on performance and market conditions achieved on the measurement date of December 31, 2024.

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

The Company began recognizing share-based compensation expense using a fair value of $13.8 million on an accelerated attribution basis over a 10-year anticipated service period according to the semi-annual measurement scenario. The performance condition under the change in control scenario was not deemed probable as of December 31, 2024.

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

Each RSU granted in the 2021 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. All 952,804 RSUs were outstanding and no RSUs were vested as of December 31, 2024. In February 2025, 668,416 shares were vested based on performance and market conditions achieved on the measurement date of December 31, 2024.

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

Upon completion of the IPO in February 2022, the IPO performance condition of the 2021 RSU Award was satisfied and the Company began recognizing share-based compensation expense on an accelerated attribution basis over the 10-year anticipated service period based on a $10.3 million aggregate fair value according to the IPO scenario. No other performance condition was deemed probable as of December 31, 2024.

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

As of December 31, 2024, there was $8.0 million of unrecognized share-based compensation cost related to the chief executive officer's 2023 RSU Award and 2021 RSU Award.

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

The assumptions used in the Black-Scholes option pricing model for the ESPP plan for the year ending December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	45% - 65%	65% - 68%	132%
Risk free interest rate	4.44% - 5.46%	5.26% - 5.46%	4.40%
Expected dividend yield	— %	— %	— %

15. Net Loss Per Share Attributable to Common Stockholders

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2024	2023	2022
Options to purchase common stock	7,240,098	7,811,231	8,053,704
Restricted stock units	1,811,845	1,416,446	927,954
Restricted stock units - executive officer	1,447,804	1,447,804	952,804
Employee Stock Purchase Plan (ESPP)	3,959	2,995	5,651
Total	10,503,706	10,678,476	9,940,113

16. Income Taxes

The Company’s provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income tax provision (expense) benefit:
U.S. federal	$(1,910)	$(427)	$—
State	(153)	(273)	—
Total	$(2,063)	$(700)	$—

A reconciliation of the statutory U.S. federal rate and effective rate is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal tax	21.0%	21.0%	21.0%
State tax, net of federal benefit	0.3	0.6	6.6
Change in valuation allowance	(42.9)	(2.8)	(26.9)
Nondeductible compensation	(17.0)	(15.2)	(0.2)
Research and development tax credits	26.3	16.3	0.0
Stock based compensation	16.5	10.2	0.4
Change in state deferred income tax rate	(0.5)	(27.2)	0.0
Changes in unrecognized tax benefits	(5.7)	(4.8)	0.0
Change in tax rates and other	0.1	0.9	(0.9)
Effective income tax rate	(1.9)%	(1.0)%	0.0%

The significant components of the Company’s deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
U.S. federal net operating loss carryforward	$10,692	$29,929
State net operating loss carryforward	287	1,110
Research and development expenditures	65,346	44,047
Research and development credits	26,838	9,829
Lease liabilities - operating	11,641	12,710
Stock based compensation	8,117	4,600
Accruals and others	2,371	1,323
Deferred Revenue	24,423	—
Gross deferred income tax assets	149,715	103,548
Less: Valuation allowance	(137,302)	(91,841)
Total deferred income tax assets	12,413	11,707
Deferred income tax liabilities:
Depreciation	(6,692)	(4,930)
Right-of-use asset - operating	(5,143)	(5,903)
Section 481(a) adjustment	(578)	(874)
Total deferred income tax liabilities	(12,413)	(11,707)
Net deferred income tax assets (liabilities)	$—	$—

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

The Company records valuation allowances to reduce deferred tax assets to the amount that is not more likely than not to be realized. In assessing the likelihood of realization, management considers (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary difference and carryforwards; (iii) taxable income in prior carryback years if carryback is permitted under applicable tax law; and (iv) tax planning strategies. The Company’s net deferred income tax assets are not more likely than not to be utilized due to the lack of sufficient sources of future taxable income and cumulative book losses which have resulted over the years. The net increase in the valuation allowance for the year ended December 31, 2024 of approximately $45.5 million was primarily due to capitalized research and development expenditures, research and development credits and increase in deferred revenue, partially offset by utilization of net operating loss carryforwards. The change in the valuation allowance for the year ended December 31, 2023 of approximately $2.0 million was primarily due to increase in capitalized research and development expenditures and research and development credits, partially offset by utilization of net operating loss carryforwards.

The Company had federal and State net operating loss (NOL) carryforwards of approximately $51.2 million and $74.8 million, respectively, as of December 31, 2024. The Company also had federal and State research and development tax credit carryforwards of approximately $8.9 million and $3.2 million, respectively, and federal orphan drug credit carryforwards of $24.8 million, available to potentially offset future income taxes, as of December 31, 2024. The federal NOL will be carried forward indefinitely, if not utilized, but is limited to eighty percent of taxable income. The State NOL will begin expiring in 2038, if not utilized, while a portion is carried forward indefinitely. The federal research and development tax credit carryforwards and orphan drug credit carryforwards, if not utilized, will begin to expire in 2042. The California research and development tax credit carryforwards do not expire while other State research and development tax credit carryforward will begin to expire in 2031.

Under Section 382/383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382/383 analysis through December 31, 2024. The Company has experienced ownership changes. Some of the Company’s federal research and development tax credit carryforwards will be permanently limited as a result of the ownership change, which have been excluded from the Company’s deferred income tax assets. Subsequent ownership changes may affect the limitation in future years.

Related to unrecognized tax benefits noted below, interest and penalties related to unrecognized tax benefits are recognized in the provision of income taxes. No penalties or interest were recorded during the years ended December 31, 2024, 2023 and 2022. The Company does not expect its unrecognized tax benefit balance to change materially over the next 12 months. The Company had $9.6 million and $3.5 million, and no unrecognized tax benefits as of December 31, 2024, 2023 and 2022, respectively. Of the unrecognized tax benefits as of December 31, 2024, 2023 and 2022, none would affect the Company’s effective tax rate if recognized due to the Company's full valuation allowance position.

December 31, 2022	$—
Additions based on tax positions related to 2023	809
Additions for tax positions of prior years	2,641
December 31, 2023	3,450
Additions based on tax positions related to 2024	3,177
Additions for tax positions of prior years	2,951
December 31, 2024	$9,578

The Company’s federal and State tax returns for all years, 2015 through 2023, remain subject to examination by taxing authorities due to the tax attribute carryforwards. The Company is not currently under examination by income tax authorities in federal or State jurisdictions.

17. Segment Reporting

The Company operates in a single operating segment and has one reportable segment, which includes all activities related to the discovery, development, and manufacturing of its product candidates. The determination of a single segment is consistent with the consolidated financial information regularly provided to the Company's chief operating decision maker ("CODM"). The Company’s CODM is its chief executive officer. The CODM uses consolidated net loss for purpose of assessing performance, making operating decisions and allocating resources. The measurement of segment assets is reported on the balance sheet as total consolidated assets.

The table below provides information about the Company’s segment (in thousands):

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$107,936	$110,319	$—
Operating expenses:
Research and development
anito-cel in rrMM	50,141	73,530	96,513
ACLX-001	1,975	2,939	8,764
ACLX-002	14,294	5,667	6,458
Other research and development costs	21,364	3,701	5,467
Internal costs [1]	69,319	48,012	32,353
General and administrative	88,414	66,350	41,704
Total operating expenses	245,507	200,199	191,259
Loss from operations	(137,571)	(89,880)	(191,259)
Interest and other income (expense), net	33,322	23,695	4,300
Interest expense	(1,030)	(3,842)	(1,720)
Total other income, net	32,292	19,853	2,580
Income tax expense	(2,069)	(663)	—
Net loss	$(107,348)	$(70,690)	$(188,679)

[1]Internal costs primarily consist of employee-related costs, including salaries, related benefits, and share-based compensation expense, as well as facility allocation and depreciation expense.