Form 10-Q
period 2025-03-31
Arcellx, Inc.
filed 2025-05-08
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 55,106,703 shares of common stock, $0.001 par value per share, outstanding.

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
•
our financial performance;
•
the sufficiency of our existing cash and cash equivalents and marketable securities to fund our future operating expenses, including our belief that our current cash and cash equivalents and marketable securities are adequate to fund operations into 2028;
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, military conflicts in Ukraine, Israel, and the Middle East, tariffs, economic sanctions, political instability, pandemics, climate and/or public health emergencies and economic slowdowns or recessions that may result from such developments which could harm our people or business as well as the value of our common stock and our ability to access capital markets; and
•
our anticipated use of our existing resources.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$80,861	$105,679
Marketable securities	462,404	481,696
Restricted cash, current	208	208
Prepaid expenses and other current assets	10,681	11,727
Total current assets	554,154	599,310
Restricted cash, non-current	2,418	2,418
Marketable securities, non-current	21,942	38,277
Property and equipment, net	45,568	46,456
Operating lease right-of-use assets	23,603	23,789
Prepaid research and development expenses and other long-term assets	397	1,077
Total assets	$648,082	$711,327
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,369	$2,095
Accrued liabilities	43,359	56,716
Operating lease liabilities, current portion	7,361	7,308
Finance lease liabilities, current portion	—	230
Contract liability to related party	57,372	59,056
Total current liabilities	112,461	125,405
Operating lease liabilities, net of current portion	45,831	46,542
Contract liability to related party, net of current portion	69,447	75,995
Other non-current liabilities	3,437	8,593
Total liabilities	231,176	256,535
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 55,066,903 shares issued and outstanding as of March 31, 2025; 1,000,000,000 shares authorized and 54,293,597 shares issued and outstanding as of December 31, 2024	54	53
Additional paid-in capital	975,301	950,719
Accumulated other comprehensive income	649	848
Accumulated deficit	(559,098)	(496,828)
Total stockholders’ equity	416,906	454,792
Total liabilities and stockholders’ equity	$648,082	$711,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024

Collaboration revenue from related party	$8,129	$39,256

Operating expenses:
Research and development	50,801	32,318
General and administrative	26,226	22,748
Total operating expenses	77,027	55,066
Loss from operations	(68,898)	(15,810)
Other income (expense):
Interest income, net	6,640	9,200
Interest expense	(12)	(588)
Total other income, net	6,628	8,612
Loss before income taxes	(62,270)	(7,198)
Income tax expense	—	—
Net loss	(62,270)	(7,198)
Other comprehensive loss:
Unrealized loss on marketable securities	(199)	(1,059)
Comprehensive loss	$(62,469)	$(8,257)
Net loss per share attributable to common stockholders—basic and diluted	$(1.13)	$(0.14)
Weighted-average common shares outstanding—basic and diluted	55,256,464	52,757,973

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2023	52,280,077	$52	$874,261	$(389,480)	$547	$485,380
Exercise of stock options	567,097	1	4,604	—	—	4,605
Issuance of common stock from vesting of restricted stock	440,816	—	—	—	—	—
Share-based compensation	—	—	14,845	—	—	14,845
Unrealized loss on marketable securities	—	—	—	—	(1,059)	(1,059)
Net loss	—	—	—	(7,198)	—	(7,198)
Balance as of March 31, 2024	53,287,990	$53	$893,710	$(396,678)	$(512)	$496,573

Balance as of December 31, 2024	54,293,597	$53	$950,719	$(496,828)	$848	$454,792
Exercise of stock options	93,568	1	765	—	—	766
Issuance of common stock from vesting of restricted stock	679,738	—	—	—	—	—
Share-based compensation	—	—	23,817	—	—	23,817
Unrealized loss on marketable securities	—	—	—	—	(199)	(199)
Net loss	—	—	—	(62,270)	—	(62,270)
Balance as of March 31, 2025	55,066,903	$54	$975,301	$(559,098)	$649	$416,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net loss	$(62,270)	$(7,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,576	826
Non-cash operating lease expense	186	2,903
Right-of-use asset expensed	—	838
Amortization of premiums and discounts on marketable securities	(3,136)	(4,360)
Share-based compensation	23,817	14,845
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	1,719	6,714
Accounts payable and other current liabilities	2,241	307
Accrued liabilities	(13,231)	17,675
Operating lease liabilities	(659)	(1,979)
Contract liability to related party	(8,232)	(77,946)
Other non-current liabilities	(5,156)	15,468
Net cash used in operating activities	(63,145)	(31,907)
Cash flows from investing activities
Purchases of property and equipment	(780)	(6,432)
Purchases of marketable securities	(78,636)	(318,380)
Proceeds from maturities of marketable securities	117,200	118,000
Net cash provided by (used in) investing activities	37,784	(206,812)
Cash flows from financing activities
Proceeds from exercise of stock options	772	4,604
Principal payments under finance leases	(229)	(7,589)
Net cash provided by (used in) financing activities	543	(2,985)
Net decrease in cash and cash equivalents and restricted cash	(24,818)	(241,704)
Cash and cash equivalents and restricted cash, beginning of the period	108,305	398,904
Cash and cash equivalents and restricted cash, end of the period	$83,487	$157,200

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$227	$2,509

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

Liquidity

As of March 31, 2025, the Company had $565.2 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these condensed consolidated financial statements.

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

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period. The balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025. There have been no significant changes to our accounting policies as described in Note 2, Summary of significant accounting policies, in the notes to the audited consolidated financial statements in Item 8 of Part II of the Form 10-K.

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

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$79,460	$—	$—
Money market fund (short-term restricted cash)	208	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Government agency	—	484,346	—
Total assets measured at fair value	$79,668	$486,764	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$104,579	$—	$—
Money market fund (short-term restricted cash)	208	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Government agency	—	519,973	—
Total assets measured at fair value	$104,787	$522,391	$—

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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2025 or the year ended December 31, 2024.

4. Cash, Cash Equivalents and Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	$483,698	$735	$(87)	$484,346
Total	$483,698	$735	$(87)	$484,346

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	$519,125	$1,007	$(159)	$519,973
Total	$519,125	$1,007	$(159)	$519,973

The fair value of available-for-sale marketable securities by contractual maturity as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Due in 1 year or less	$462,404	$481,696
Due in 1 - 2 years	21,942	38,277
Total	$484,346	$519,973

The Company had 6 and 9 securities in an unrealized loss position as of March 31, 2025 and December 31, 2024, respectively. All securities in an unrealized loss position as of March 31, 2025 and December 31, 2024 had been in a loss position for less than twelve months. Unrealized losses on available-for-sale marketable securities as of March 31, 2025 and December 31, 2024 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the three months ended March 31, 2025 and for the year ended December 31, 2024. The Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

As of March 31, 2025 and December 31, 2024, the Company recognized $2.9 million and $2.5 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$80,861	$154,574
Restricted cash	2,626	2,626
Total	$83,487	$157,200

5. Related Parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of March 31, 2025, Gilead Sciences, Inc. (Gilead) held approximately 12% of the Company's outstanding common stock. These holdings resulted from Gilead's investment in the Company of: (i) $100.0 million, by purchasing 3,478,261 shares of common stock at a per share price of $28.75 pursuant to a Common Stock Purchase Agreement with Gilead (Gilead SPA); and (ii) $200.0 million, by purchasing 3,242,542 shares of common stock at a per share price of $61.68 pursuant to a second Common Stock Purchase Agreement with Gilead (Second Gilead SPA). See Note 6 for further discussion of the agreements with Gilead.

The Company partnered anito-cel with Kite, through its co-development/co-commercialization collaboration agreement, as described in more detail in Note 6 Collaboration Agreement.

As of March 31, 2025, the Company had $126.8 million in contract liability pursuant to the Collaboration and License Agreement with Kite (Kite Collaboration Agreement) and its amendment, of which $69.4 million represented the long-term portion of contract liability. For the three months ended March 31, 2025, the Company recognized $8.1 million in revenue under the Kite Collaboration Agreement and its amendment. See Note 6 for further discussion of the Kite Collaboration Agreement.

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

In November 2023, the Company entered into an amendment to its Kite Collaboration Agreement, the Second Gilead SPA and an amended and restated standstill and stock restriction agreement with Gilead (the Amended Standstill Agreement). Upon closing in December 2023, Kite commenced negotiation of a license for the Company’s ARC-SparX program, ACLX-001, in multiple myeloma. The Company and Kite have also expanded the scope of the collaboration for the Company’s anito-cel to include lymphomas, which is subject to further negotiation by both parties in order to be developed and is therefore not a performance obligation either at contract inception or at March 31, 2025. In connection with the amendment to the Kite Collaboration Agreement, the Company received a

$85.0 million upfront cash payment and are eligible for additional potential milestone payments. Gilead made an equity investment of $200.0 million by purchasing 3,242,542 shares of Arcellx common stock at a fixed per share price of $61.68 pursuant to the Second Gilead SPA, which represented a $15.6 million premium on the sale of the Company’s common stock based on the share price on the date of closing.

Under the Kite Collaboration Agreement and its amendment, the Company will be eligible to receive additional clinical, regulatory, and commercial milestone payments of up to $530.0 million, $935.0 million and $507.5 million, for anito-cel, each next-generation autologous CAR-T cell therapy product, and each non-autologous CAR-T cell therapy product, respectively. In 2024, the Company achieved a clinical milestone for anito-cel relating to enrollment in the iMMagine-1 trial and received $68.3 million from Kite.

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

During the three months ended March 31, 2025, revenue recognized that was included in the contract liability balance at the beginning of the period was $8.1 million. During the three months ended March 31, 2025, no revenue was recognized from performance obligations satisfied in previous periods. As of March 31, 2025, the amount of the transaction price that has not been recognized as revenue was $42.0 million, which may be recognized as revenue over the period of time the Company is performing the research and development activities.

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of March 31, 2025 and December 31, 2024, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with certain executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of March 31, 2025, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research and development accrued expenses	$13,691	$16,507
Accrued bonus	3,142	10,438
Other current liabilities	7,358	8,531
Liabilities to related party vendor	19,168	21,240
Total accrued liabilities	$43,359	$56,716

9. Stockholders' Equity

"At-the-Market" Offering Program

In May 2023, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market (ATM) offering program under which the Company may issue and sell, from time to time and at the Company’s sole discretion, shares of the Company’s common stock, in an aggregate offering amount of up to $350.0 million. No sales of the Company stock have been made under this arrangement as of March 31, 2025.

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

Restricted Stock Units - Chief Executive Officer

In February 2025, the compensation committee of the board of directors determined that the performance criteria under each of the June 9, 2021 award and January 3, 2023 award were partially satisfied (measured as of December 31, 2024), such that the awards vested as to 668,416 and 347,255, respectively. The number of restricted stock units vested are included in net loss per share calculation and are excluded from Condensed Consolidated Statements of Stockholders' Equity until issuance.

Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock, par value $0.0001. There was no preferred stock outstanding as of March 31, 2025 and December 31, 2024.

10. Income Taxes

The Company did not record an income tax provision due to net losses, for the three months ended March 31, 2025 and 2024, respectively.

Based on the available objective evidence during the three months ended March 31, 2025, the Company maintains a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the change in valuation allowance.

11. Net Loss Per Share Attributable to Common Stockholders

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2025	2024
Options to purchase common stock	7,023,323	8,102,538
Restricted stock units	2,090,220	1,744,112
Restricted stock units - executive officer	432,133	1,447,804
Employee Stock Purchase Plan (ESPP)	10,634	16,601
Total	9,556,310	11,311,055

12. Segment Reporting

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

The table below provides information about the Company’s segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$8,129	$39,256
Operating expenses:
Research and development
anito-cel in rrMM	13,271	11,791
ACLX-002	3,841	3,238
Other research and development costs	7,231	3,169
Internal costs [1]	26,458	14,120
General and administrative	26,226	22,748
Total operating expenses	77,027	55,066
Loss from operations	(68,898)	(15,810)
Interest and other income (expense), net	6,640	9,200
Interest expense	(12)	(588)
Total other income, net	6,628	8,612
Income tax expense	—	—
Net loss	$(62,270)	$(7,198)

[1]Internal costs primarily consist of employee-related costs, including salaries, related benefits, and share-based compensation expense, as well as facility and depreciation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

In 2024, we completed dosing in our pivotal Phase 2 clinical trial (iMMagine-1) of anito-cel in patients with fourth line or later rrMM. In December 2024, we presented preliminary data from the iMMagine-1 trial at the ASH Annual Meeting. Also in 2024, Kite initiated a global Phase 3 randomized controlled clinical trial (iMMagine-3) of anito-cel in patients with second through fourth line rrMM. Kite is manufacturing anito-cel for iMMagine-3. This follows the completion of the technical transfer to Kite, which was announced in May 2024 and has been cleared by the U.S. Food and Drug Administration (FDA).

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

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $62.3 million and $7.2 million for the three months ended March 31, 2025 and 2024, respectively. Our accumulated deficit totaled $559.1 million as of March 31, 2025. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities and commercial readiness activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and investments in marketable securities are adequate to fund operations into 2028.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and we do not expect to generate any revenue from product sales unless and until we obtain both regulatory approval and commercialize any of our product candidates. Our revenue consists of amounts recognized from our collaboration with Kite for our research and development performed under the Kite Collaboration Agreement and its amendment, recognized on a cost-to-cost percentage of completion basis applied to the total estimated transaction price. In the future, we may generate revenue from payments received under the Kite Collaboration Agreement and its amendment, including payments of upfront fees, license fees, milestone-based payments, and reimbursements for research and development efforts.

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
•
Payments to third parties in connection with the preclinical development of our product candidates, including outsourced professional scientific development services, consulting research fees and for sponsored research arrangements with third parties; and
•
Laboratory supplies used in the preclinical development of our product candidates.

Internal expenses include employee-related costs, including salaries, related benefits, and share-based compensation expense for employees engaged in research and development functions, as well as facilities, depreciation and other expenses.

Our Manufacturing Statement of Work A-1 with Lonza Houston, Inc. (Lonza) expired in December 2024. Previously, we had identified embedded leases within the agreement, which had resulted in right-of-use assets that were expensed as research and development expenses in 2022 and 2023 as the right-of-use assets had no alternative future use.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, and share-based compensation expense for personnel in executive, finance, and administrative functions. General and administrative expenses also include facilities, depreciation, and other expenses, not otherwise included in research and development expenses, as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We expect that our general and administrative expenses will increase as we expand our operating activities and increase our headcount as we begin to prepare for a potential commercial launch of anito-cel.

Other Income, net

Other income, net consists primarily of interest earned on our cash and cash equivalents, restricted cash, and marketable securities, net accretion and amortization on marketable securities and interest expense related to our finance lease obligations.

Income Tax Provision

We did not record an income tax provision due to net losses for the three months ended March 31, 2025 and 2024, respectively.

Based on the available objective evidence during the three months ended March 31, 2025, we maintain a full valuation allowance against our net deferred tax assets as we believe it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to change in valuation allowance.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Collaboration revenue	$8,129	$39,256	$(31,127)
Operating expenses:
Research and development	50,801	32,318	18,483
General and administrative	26,226	22,748	3,478
Total operating expenses	77,027	55,066	21,961
Loss from operations	(68,898)	(15,810)	(53,088)
Interest income, net	6,640	9,200	(2,560)
Interest expense	(12)	(588)	576
Other income, net	6,628	8,612	(1,984)
Loss before income taxes	(62,270)	(7,198)	(55,072)
Income tax expense	—	—	—
Net loss	$(62,270)	$(7,198)	$(55,072)

Collaboration Revenue

Collaboration revenue was $8.1 million for the three months ended March 31, 2025 compared to $39.3 million for the three months ended March 31, 2024, a decrease of $31.1 million. This decrease was primarily driven by completion of dosing and manufacturing of anito-cel in the iMMagine-1 trial in the fourth quarter of 2024.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
External costs:
anito-cel in rrMM	$13,271	$11,791	$1,480
ACLX-002	3,841	3,238	603
Other research and development costs	7,231	3,169	4,062
Total external costs	24,343	18,198	6,145
Internal costs	26,458	14,120	12,338
Total research and development expenses	$50,801	$32,318	$18,483

Research and development expenses were $50.8 million for the three months ended March 31, 2025 compared to $32.3 million for the three months ended March 31, 2024, an increase of $18.5 million. The increase in research and development expense was primarily due to an increase of $4.1 million in costs relating to other clinical and preclinical pipeline programs (including start up costs for anito-cel in myasthenia gravis) and an increase in internal costs of $12.3 million primarily attributable to higher personnel-related costs of $9.8 million, of which $7.3 million was due to non-cash share-based compensation ($12.1 million in the quarter ended March 31, 2025 as compared to $4.8 million in the quarter ended March 31, 2024).

General and Administrative Expenses

General and administrative expenses were $26.2 million for the three months ended March 31, 2025 compared to $22.7 million for the three months ended March 31, 2024, an increase of $3.5 million. This was primarily due to an increase of $2.7 million in personnel-related costs, of which $1.7 million was due to non-cash share-based compensation ($11.8 million in the quarter ended March 31, 2025 as compared to $10.1 million in the quarter ended March 31, 2024).

Other Income, net

Other income, net was $6.6 million for the three months ended March 31, 2025 compared to $8.6 million for the three months ended March 31, 2024, a decrease of $2.0 million. This decrease was driven by lower overall cash and cash equivalents and marketable securities balances and a corresponding decrease in the interest earned on such amounts.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of March 31, 2025, we had cash and cash equivalents and marketable securities of $565.2 million.

To date, we have not generated any product revenue. We do not expect to generate any meaningful revenue from product sales unless and until we obtain both regulatory approval and commercialize any of our product candidates, except that we recognize revenue under the Kite Collaboration Agreement and its amendment on a cost-to-cost percentage of completion basis applied to the total estimated transaction price. We may also enter into other collaborative agreements with third parties, and we do not know when, or if, any will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company, particularly relating to our loss of emerging growth company and smaller reporting company status. Adequate funding may not be available to us on acceptable terms or at all.

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and investments in marketable securities are adequate to fund operations into 2028.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(63,145)	$(31,907)
Net cash provided by (used in) investing activities	37,784	(206,812)
Net cash provided by (used in) financing activities	543	(2,985)
Net decrease in cash, cash equivalents, and restricted cash	$(24,818)	$(241,704)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025 of $63.1 million was primarily attributable to our net loss of $62.3 million, changes in accrued liabilities of $13.2 million, changes in other non-current liabilities of $5.2 million, and changes in contract liability of $8.2 million associated with the Kite Collaboration Agreement and its amendment, partially offset by non-cash share-based compensation expense of $23.8 million.

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

Investing Activities

Net cash provided by investing activities of $37.8 million during the three months ended March 31, 2025 was attributable to proceeds from maturities of marketable securities of $117.2 million, partially offset by $78.6 million in purchases of marketable securities.

Net cash used in investing activities of $206.8 million during the three months ended March 31, 2024 was attributable to $318.4 million in purchases of marketable securities and $6.4 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $118.0 million.

Financing Activities

Net cash provided by financing activities of $0.5 million during the three months ended March 31, 2025 was primarily attributable to proceeds of $0.8 million from the exercise of stock options.

Net cash used in financing activities of $3.0 million during the three months ended March 31, 2024 was attributable to payments under finance leases totaling $7.6 million, offset by proceeds of $4.6 million from the exercise of stock options.

Contractual Obligations and Contingencies

As of March 31, 2025, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025.

Recent Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2024 and in the notes to our condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $565.2 million, primarily invested in U.S. government agency securities and treasuries, certificates of deposit, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business and industry are subject to significant risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could seriously harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
•
We have no products approved for commercial sale and have only one product candidate in late-stage clinical development, which may make it difficult for you to evaluate our current business and predict our future success and viability.
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
•
Our business may be significantly adversely affected if events out of our control such as global pandemics, changes implemented by the new administration in the U.S., including changes in global trade policy, or geopolitical uncertainty and political instability disrupt our business, impact our people, or that of our third-party providers.

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

We have no products approved for commercial sale and have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $107.3 million and $70.7 million for the years ended December 31, 2024 and 2023, respectively, and $62.3 million and $7.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $559.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate meaningful revenue from product sales unless and until we obtain both regulatory approval and commercialize any of our product candidates. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Risks Related to Development of Our Product Candidates

We have no products approved for commercial sale and have only one product candidate in late-stage clinical development, which may make it difficult for you to evaluate our current business and predict our future success and viability.

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

From time to time, we may publish interim, preliminary or topline data from clinical trials. For example, the data as of the October 31, 2024 data cutoff date presented at the ASH Annual Meeting from our pivotal Phase 2 iMMagine-1 clinical trial for anito-cel for the treatment of rrMM is preliminary data. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects.

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

Manufacturing genetically engineered products is complex and subject to both human and systemic risks. We or our third- party manufacturers may encounter difficulties in production and sourcing and may be subject to variations and supply constraints of key components. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

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

Risks Related to Our Business

Global economic, political and market conditions, including downgrades of the U.S. credit rating and inflation, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide economic and financial environment, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide and have a material adverse effect on our business, financial conditions, results of operations and prospects.

Additionally, the current inflationary environment may materially affect our business and operating results by increasing the costs of our supplies and may drive the U.S. Federal Reserve system to increase interest rates, which in turn may increase our overhead costs. Rising interest rates could make it more difficult to obtain traditional financing on acceptable terms, if at all. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial positions or results of operations to date, additional high inflation could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, global geopolitical tensions, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital. Increases in tariffs could result in increased costs.

Changes in United States trade policy, including recently announced tariffs, could have an adverse impact on our business, financial condition, and/or results of operations.

Changes in United States trade policy, including recently announced tariffs, could have an adverse impact on our business, financial condition, and results of operations. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where we source goods could result in supply chain disruption and/or increased material costs for our product candidates or research activities. If we are unable to mitigate these risks through supply chain adjustments, such as changing vendors, pricing strategies, or other measures could adversely affect our gross margins, business, financial condition and results of operations.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, may have serious adverse financial consequences on our business, financial condition and stock price.

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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $565.2 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since March 31, 2025, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Despite the implementation of security measures, our internal computer systems and networks and those of our current and future CROs and other contractors and consultants are vulnerable to damage, breakdown, or interruption from computer viruses, ransomware, or other malware, phishing, social engineering, fraudulent inducement, electronic fraud, wire fraud, human error or malfeasance, unauthorized access, natural disasters, and telecommunication and electrical failures. For example, our employees have received and likely will continue to receive highly convincing phishing or “spoofed” emails to induce them to make payments to fraudulent accounts. These attacks are often personalized, targeting individuals directly to increase their effectiveness. While we have not to date experienced any such material system failure or material security breach or incident, any such event impacting ourselves or our current or future CROs or other contractors or consultants could result in a material disruption of our development programs and our business operations and could lead to the loss of confidential information, financial assets, trade secrets or other intellectual property, or could lead to unauthorized access to or use, modification, unavailability, disclosure, loss, acquisition, or other processing of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves or of third parties that we maintain, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. For example, the loss, corruption, or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We depend and will depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners to conduct our preclinical studies and clinical trials under agreements with us. For example, Kite initiated our iMMagine-3 trial and in collaboration with Kite, we plan to continue to enroll more patients into additional clinical trials. We expect to negotiate budgets and contracts with CROs, trial sites and CMOs, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA or foreign health authorities for product candidates in clinical development.

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

We do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility, and we rely on outside vendors and collaborators to manufacture supplies and process our product candidates. For example, in connection with our collaboration with Kite, Kite will manufacture anito-cel for iMMagine-3. For certain of our components or product candidates, we rely on single suppliers or manufacturers to supply or manufacture, but we plan to expand the number of suppliers and manufacturers as we advance our product candidates through clinical development. Our product candidates are not yet manufactured or processed on a commercial scale and we may remain unable to do so for any of our product candidates. Although in the future we may develop our own manufacturing facilities, we may also continue to use third parties as part of our manufacturing processes and may, in any event, never be successful in developing our own manufacturing facilities. Our anticipated reliance on third-party manufacturers exposes us to the following risks:

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

We presently contract with a Chinese biotechnology company to manufacture the vector for our clinical stage ARC-SparX programs. Although, if we are proscribed from working with our current manufacturer, we believe we can secure alternate manufacturers for ARC vector, although in the interim we may experience manufacturing disruptions and delays and/or a diversion of management attention, each of which could negatively impact our operations. More generally, if we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations could be negatively impacted.

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

In addition to our collaboration with Kite, we may seek future collaboration arrangements with other parties for the development or commercialization of our product candidates. The success of any collaboration arrangements may depend on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these arrangements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, departure of high-profile regulators at the FDA, layoffs or reduction in force (RIF) initiatives may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, President Trump issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and the new FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

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

As discussed above, U.S. Supreme Court’s overturn of the Chevron doctrine may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA. Further, changes in the leadership of the FDA and other federal agencies under the current presidential administration could result in significant changes in the funding, operations, and/or policies of the federal agencies, which ultimately may impact our clinical development plans and/or timelines.

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

In addition, the California Consumer Privacy Act (CCPA) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and to provide such consumers a right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. California voters voted to approve the California Privacy Rights Act (CPRA) in November 2020, which modified the CCPA significantly, with most modifications effective as of January 1, 2023. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, including several laws imposing obligations similar to those of the CCPA, as well as laws addressing specific subject matter such as Washington’s My Health, My Data Act. For example, Virginia, Colorado, Utah, and Connecticut all have enacted general privacy legislation that became effective in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that became effective in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that has or will become effective in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that becomes effective in 2026. The U.S. federal government also has proposed general privacy legislation. The CCPA, CPRA, and other new and evolving legislation may increase our compliance costs and potential liability.

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

Inadequate funding and other disruptions for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other foreign, federal, state, or local regulatory agencies, such as furloughs or government shutdowns, restrictions due to public health concerns such as the COVID-19 pandemic , travel restrictions, or staffing shortages, may also increase the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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
•
General political and economic conditions (including recent developments regarding global trade and inflation), such as global pandemics or geopolitical uncertainty and instability, including ongoing geopolitical tensions related to the Russia and Ukraine conflict, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions, and also those related to military conflicts in the Middle East; and
•
Other events or factors, many of which are beyond our control.

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

Gilead holds 6,720,803 shares, or approximately 12%, of our outstanding shares of common stock which are restricted from immediate resale pursuant to the terms of the Amended Standstill Agreement but may be sold into the market in the near future. Such resale could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities by us during the quarter ended March 31, 2025 that were not previously reported in current reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On March 21, 2025, Michelle Gilson, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 121,032 shares of Arcellx, Inc. common stock between June 20, 2025 and December 30, 2026, subject to certain conditions. The duration of this trading plan is 558 days. The total number of shares subject to the trading plan will be reduced by the number of shares sold to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units held by Ms. Gilson.

On March 23, 2025, Christopher Heery, our Chief Medical Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 158,865 shares of Arcellx, Inc. common stock between June 22, 2025 and April 30, 2027, subject to certain conditions. The duration of this trading plan is 677 days. The total number of shares subject to the trading plan will be reduced by the number of shares sold to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units held by Mr. Heery.

On March 29, 2025, Rami Elghandour, our Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 313,734 shares of Arcellx, Inc. common stock between June 30, 2025 and June 30, 2026, subject to certain conditions. The duration of this trading plan is 365 days. The total number of shares subject to the trading plan will be reduced by the number of shares sold to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units held by Mr. Elghandour.

Item 6. Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.		X	10-Q	3.1	8/14/2023
3.2	Second Amended and Restated Bylaws of the Registrant, as currently in effect.		X	8-K	3.1	12/16/2022
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.		X	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.		X	S-1/A	4.2	1/31/2022
10.1	Amended and Restated Outside Director Compensation Policy	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

Arcellx, Inc.

Date: May 8, 2025	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the registrant)