Form 10-Q
period 2025-06-30
Arcellx, Inc.
filed 2025-08-07
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 55,458,912 shares of common stock, $0.001 par value per share, outstanding.

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
•
our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy, and expected number of available treatment centers;
•
our ability to maintain our collaborative relationship with Kite Pharma, Inc., a Gilead company (Kite), in connection with the development, manufacturing and commercialization of certain of our product candidates, and obtain benefits therefrom, including Kite’s treatment centers, Kite Konnect, sales coverage and impact on financial metrics, and the speed, reliability, scalability and capacity of Kite’s manufacturing and expected availability of doses at launch and beyond;
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
•
the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates, including expected differentiation from other treatments, and impact on treatment center operations;
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
•
the costs, margins, pricing and reimbursement of our product candidates, if approved;

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
•
the accuracy of our estimates regarding expenses, future revenue, margin profile or profitability, capital requirements and needs for additional financing;
•
our financial performance and expected operational and cash efficiency;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$62,336	$105,679
Marketable securities	390,767	481,696
Restricted cash, current	—	208
Prepaid expenses and other current assets	10,792	11,727
Total current assets	463,895	599,310
Restricted cash, non-current	2,418	2,418
Marketable securities, non-current	84,502	38,277
Property and equipment, net	44,472	46,456
Operating lease right-of-use assets	23,416	23,789
Prepaid research and development expenses and other long-term assets	383	1,077
Total assets	$619,086	$711,327
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,079	$2,095
Accrued liabilities	53,034	56,716
Operating lease liabilities, current portion	7,416	7,308
Finance lease liabilities, current portion	—	230
Contract liability to related party	59,321	59,056
Total current liabilities	121,850	125,405
Operating lease liabilities, net of current portion	45,097	46,542
Contract liability to related party, net of current portion	59,916	75,995
Other non-current liabilities	—	8,593
Total liabilities	226,863	256,535
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 55,371,173 shares issued and outstanding as of June 30, 2025; 1,000,000,000 shares authorized and 54,293,597 shares issued and outstanding as of December 31, 2024	54	53
Additional paid-in capital	1,003,635	950,719
Accumulated other comprehensive income	403	848
Accumulated deficit	(611,869)	(496,828)
Total stockholders’ equity	392,223	454,792
Total liabilities and stockholders’ equity	$619,086	$711,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Collaboration revenue from related party	$7,554	$27,384	$15,683	$66,640

Operating expenses:
Research and development	37,627	40,953	88,428	73,271
General and administrative	28,653	21,424	54,879	44,172
Total operating expenses	66,280	62,377	143,307	117,443
Loss from operations	(58,726)	(34,993)	(127,624)	(50,803)
Other income (expense):
Interest income, net	5,984	8,453	12,624	17,653
Interest expense	—	(321)	(12)	(909)
Total other income, net	5,984	8,132	12,612	16,744
Loss before income taxes	(52,742)	(26,861)	(115,012)	(34,059)
Income tax expense	(29)	(341)	(29)	(341)
Net loss	(52,771)	(27,202)	(115,041)	(34,400)
Other comprehensive loss:
Unrealized loss on marketable securities	(246)	(280)	(445)	(1,339)
Comprehensive loss	$(53,017)	$(27,482)	$(115,486)	$(35,739)
Net loss per share attributable to common stockholders—basic and diluted	$(0.94)	$(0.51)	$(2.06)	$(0.65)
Weighted-average common shares outstanding—basic and diluted	56,221,331	53,516,907	55,741,563	53,137,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2023	52,280,077	$52	$874,261	$(389,480)	$547	$485,380
Exercise of stock options	567,097	1	4,604	—	—	4,605
Issuance of common stock from vesting of restricted stock	440,816	—	—	—	—	—
Share-based compensation	—	—	14,845	—	—	14,845
Unrealized loss on marketable securities	—	—	—	—	(1,059)	(1,059)
Net loss	—	—	—	(7,198)	—	(7,198)
Balance as of March 31, 2024	53,287,990	53	893,710	(396,678)	(512)	496,573
Exercise of stock options	274,334	—	2,288	—	—	2,288
Issuance of common stock from vesting of restricted stock	53,606	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	15,214	—	646	—	—	646
Share-based compensation	—	—	15,139	—	—	15,139
Unrealized loss on marketable securities	—	—	—	—	(280)	(280)
Net loss	—	—	—	(27,202)	—	(27,202)
Balance as of June 30, 2024	53,631,144	$53	$911,783	$(423,880)	$(792)	$487,164

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2024	54,293,597	$53	$950,719	$(496,828)	$848	$454,792
Exercise of stock options	93,568	1	765	—	—	766
Issuance of common stock from vesting of restricted stock	679,738	—	—	—	—	—
Share-based compensation	—	—	23,817	—	—	23,817
Unrealized loss on marketable securities	—	—	—	—	(199)	(199)
Net loss	—	—	—	(62,270)	—	(62,270)
Balance as of March 31, 2025	55,066,903	54	975,301	(559,098)	649	416,906
Issuance of common stock in offerings, net of issuance costs	120,000	—	7,812	—	—	7,812
Exercise of stock options	108,620	—	1,675	—	—	1,675
Issuance of common stock from vesting of restricted stock	60,272	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	15,378	—	771	—	—	771
Share-based compensation	—	—	18,076	—	—	18,076
Unrealized loss on marketable securities	—	—	—	—	(246)	(246)
Net loss	—	—	—	(52,771)	—	(52,771)
Balance as of June 30, 2025	55,371,173	$54	$1,003,635	$(611,869)	$403	$392,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities
Net loss	$(115,041)	$(34,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,194	2,065
Non-cash operating lease expense	374	3,034
Right-of-use asset expensed	—	888
Amortization of premiums and discounts on marketable securities	(5,533)	(8,487)
Share-based compensation	41,893	29,984
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	1,621	7,276
Accounts payable and other current liabilities	(47)	2,606
Accrued liabilities	(3,592)	26,679
Operating lease liabilities	(1,337)	(2,546)
Contract liability to related party	(15,815)	(110,154)
Other non-current liabilities	(8,593)	14,899
Net cash used in operating activities	(102,876)	(68,156)
Cash flows from investing activities
Purchases of property and equipment	(1,267)	(9,645)
Purchases of marketable securities	(235,208)	(401,040)
Proceeds from maturities of marketable securities	285,000	196,000
Net cash provided by (used in) investing activities	48,525	(214,685)
Cash flows from financing activities
Proceeds from issuance of common stock in offerings, net of transactions costs	7,812	—
Proceeds from exercise of stock options	2,447	6,893
Proceeds from stock issued pursuant to employee stock purchase plan	771	646
Principal payments under finance leases	(230)	(20,951)
Net cash provided by (used in) financing activities	10,800	(13,412)
Net decrease in cash and cash equivalents and restricted cash	(43,551)	(296,253)
Cash and cash equivalents and restricted cash, beginning of the period	108,305	398,904
Cash and cash equivalents and restricted cash, end of the period	$64,754	$102,651

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,274	$1,066

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$262	$1,070

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

Liquidity

As of June 30, 2025, the Company had $537.6 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these condensed consolidated financial statements.

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period. The balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No.2023-09 "Improvements to Income Tax Disclosures" which requires incremental annual disclosures around income tax rate reconciliation, income taxes paid and other related disclosures. This guidance requires prospective application and permits retrospective application to prior periods presented. The Company plans to adopt it beginning with its 2025 annual consolidated financial statements, to be filed in early 2026. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$60,934	$—	$—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Government agency	—	475,269	—
Total assets measured at fair value	$60,934	$477,687	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$104,579	$—	$—
Money market fund (short-term restricted cash)	208	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Government agency	—	519,973	—
Total assets measured at fair value	$104,787	$522,391	$—

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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the six months ended June 30, 2025 or the year ended December 31, 2024.

4. Cash, Cash Equivalents and Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	$474,866	$501	$(98)	$475,269
Total	$474,866	$501	$(98)	$475,269

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	$519,125	$1,007	$(159)	$519,973
Total	$519,125	$1,007	$(159)	$519,973

The fair value of available-for-sale marketable securities by contractual maturity as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Due in 1 year or less	$390,767	$481,696
Due in 1 - 2 years	84,502	38,277
Total	$475,269	$519,973

The Company had 13 and 9 securities in an unrealized loss position as of June 30, 2025 and December 31, 2024, respectively. All securities in an unrealized loss position as of June 30, 2025 and December 31, 2024 had been in a loss position for less than twelve months. Unrealized losses on available-for-sale marketable securities as of June 30, 2025 and December 31, 2024 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the six months ended June 30, 2025 and for the year ended December 31, 2024. The Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

As of June 30, 2025 and December 31, 2024, the Company recognized $3.3 million and $2.5 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$62,336	$100,025
Restricted cash	2,418	2,626
Total	$64,754	$102,651

5. Related Parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of June 30, 2025, Gilead Sciences, Inc. (Gilead) held approximately 12% of the Company's outstanding common stock. These holdings resulted from Gilead's investment in the Company of: (i) $100.0 million, by purchasing 3,478,261 shares of common stock at a per share price of $28.75 pursuant to a Common Stock Purchase Agreement with Gilead (Gilead SPA); and (ii) $200.0 million, by purchasing 3,242,542 shares of common stock at a per share price of $61.68 pursuant to a second Common Stock Purchase Agreement with Gilead (Second Gilead SPA). See Note 6 for further discussion of the agreements with Gilead.

The Company partnered anito-cel with Kite, through its co-development/co-commercialization collaboration agreement, as described in more detail in Note 6 Collaboration Agreement.

As of June 30, 2025, the Company had $119.2 million in contract liability pursuant to the Collaboration and License Agreement with Kite (Kite Collaboration Agreement) and its amendment, of which $59.9 million represented the long-term portion of contract liability. For the three and six months ended June 30, 2025, the Company recognized $7.6 million and $15.7 million in revenue, respectively, under the Kite Collaboration Agreement and its amendment. See Note 6 for further discussion of the Kite Collaboration Agreement.

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

In November 2023, the Company entered into an amendment to its Kite Collaboration Agreement, the Second Gilead SPA and an amended and restated standstill and stock restriction agreement with Gilead (the Amended Standstill Agreement). Upon closing in December 2023, Kite commenced negotiation of a license for the Company’s ARC-SparX program, ACLX-001, in multiple myeloma. The Company and Kite have also expanded the scope of the collaboration for the Company’s anito-cel to include lymphomas, which is subject to further negotiation by both parties in order to be developed and is therefore not a performance obligation either at contract inception or at June 30, 2025. In connection with the amendment to the Kite Collaboration Agreement, the Company received a $85.0 million upfront cash payment and are eligible for additional potential milestone payments. Gilead made an equity investment of $200.0 million by purchasing 3,242,542 shares of Arcellx common stock at a fixed per share price of $61.68 pursuant to the Second Gilead SPA, which represented a $15.6 million premium on the sale of the Company’s common stock based on the share price on the date of closing.

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

During the three and six months ended June 30, 2025, revenue recognized that was included in the contract liability balance at the beginning of the period was $7.6 million and $15.7 million, respectively. During the three and six months ended June 30, 2025, no revenue was recognized from performance obligations satisfied in previous periods. As of June 30, 2025, the amount of the transaction price that has not been recognized as revenue was $34.4 million, which may be recognized as revenue over the period of time the Company is performing the research and development activities.

7. Commitments and Contingencies

Commercial and Development Milestones

We have entered into contracts in the normal course of business with contract research organizations (CROs), contract manufacturing organizations (CMOs), and other third parties for preclinical research studies and testing, clinical trials, and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. For such contracts, payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of June 30, 2025 and December 31, 2024, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with certain executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of June 30, 2025, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Research and development accrued expenses	$16,383	$16,507
Accrued bonus	6,696	10,438
Other current liabilities	8,505	8,531
Liabilities to related party vendor	21,450	21,240
Total accrued liabilities	$53,034	$56,716

9. Stockholders' Equity

"At-the-Market" Offering Program

In May 2023, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market offering program under which the Company may issue and sell, from time to time and at the Company’s sole discretion, shares of the Company’s common stock, in an aggregate offering amount of up to $350.0 million. During the three months ended June 30, 2025, the Company sold a total of 120,000 shares of its common stock in at-the-market offerings for total net proceeds of $7.8 million.

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

Restricted Stock Units - Chief Executive Officer

In February 2025, the compensation committee of the board of directors determined that the performance criteria under each of the June 9, 2021 RSU award and January 3, 2023 RSU award held by the Company's Chief Executive Officer were partially satisfied (measured as of December 31, 2024), such that the awards vested as to 668,416 and 347,255, respectively. The number of restricted stock units vested are included in net loss per share calculation and are excluded from Condensed Consolidated Statements of Stockholders' Equity until issuance.

Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock, par value $0.0001. There was no preferred stock outstanding as of June 30, 2025 and December 31, 2024.

10. Income Taxes

The Company recorded an income tax provision of $29 thousand for the three and six months ended June 30, 2025, respectively. The Company recorded an income tax provision of $0.3 million for the three and six months ended June 30, 2024, respectively.

Based on the available objective evidence during the three and six months ended June 30, 2025, the Company maintains a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the change in valuation allowance.

11. Net Loss Per Share Attributable to Common Stockholders

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2025	2024
Options to purchase common stock	6,994,636	7,863,544
Restricted stock units	2,096,728	1,711,396
Restricted stock units - executive officer	432,133	1,447,804
Employee Stock Purchase Plan (ESPP)	4,580	16,803
Total	9,528,077	11,039,547

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

The table below provides information about the Company’s segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$7,554	$27,384	$15,683	$66,640
Operating expenses:
Research and development
anito-cel in rrMM	8,304	13,317	21,575	25,108
ACLX-002	2,891	3,234	6,732	6,472
Other research and development costs	5,899	7,428	13,130	10,597
Internal costs [1]	20,533	16,974	46,991	31,094
General and administrative	28,653	21,424	54,879	44,172
Total operating expenses	66,280	62,377	143,307	117,443
Loss from operations	(58,726)	(34,993)	(127,624)	(50,803)
Interest income, net	5,984	8,453	12,624	17,653
Interest expense	—	(321)	(12)	(909)
Total other income, net	5,984	8,132	12,612	16,744
Income tax expense	(29)	(341)	(29)	(341)
Net loss	$(52,771)	$(27,202)	$(115,041)	$(34,400)

[1]Internal costs primarily consist of employee-related costs, including salaries, related benefits, and share-based compensation expense, as well as facility and depreciation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

In 2024, we completed dosing in our pivotal Phase 2 clinical trial (iMMagine-1) of anito-cel in patients with fourth line or later rrMM. In June 2025, we presented preliminary data from the iMMagine-1 trial at the 2025 European Hematology Association Congress (EHA 2025 Congress). In 2024, Kite initiated a global Phase 3 randomized controlled clinical trial (iMMagine-3) of anito-cel in patients with second through fourth line rrMM. Kite is manufacturing anito-cel for iMMagine-3. This follows the completion of the technical transfer to Kite, which was announced in May 2024 and has been cleared by the U.S. Food and Drug Administration (FDA).

We also are developing two clinical-stage ARC-SparX programs in Phase 1 trials, ACLX-001, which targets BCMA in rrMM, and our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS). We recently received FDA clearance of an IND application for ACLX-004, which targets CD33 and CD123 in relapsed or refractory acute myeloid leukemia (AML). In November 2023, Kite exercised its option under the Kite Collaboration Agreement to negotiate a license for ACLX-001.

Outside of our collaboration with Kite, we intend to evaluate anito-cel for the treatment of certain non-oncology indications, including some autoimmune disorders. In 2024, we initiated a Phase 1 trial in generalized myasthenia gravis (gMG).

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $115.0 million and $34.4 million for the six months ended June 30, 2025 and 2024, respectively. Our accumulated deficit totaled $611.9 million as of June 30, 2025. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities and commercial readiness activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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
•
Initiate or continue to advance clinical trials to evaluate our clinical-stage ARC-SparX product candidates, ACLX-001 and ACLX-002, and other preclinical pipeline programs such as ACLX-004;
•
Expand our pipeline of product candidates, including through our own product discovery and development efforts or through acquisition or in-licensing;
•
Continue to develop our proprietary platforms to extend their use;
•
Attract, hire, and retain additional clinical, scientific, manufacturing, management, administrative and commercial personnel;
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

Income Tax Provision

We recorded an income tax provision of $29 thousand for the three and six months ended June 30, 2025, respectively. We recorded an income tax provision of $0.3 million for the three and six months ended June 30, 2024, respectively.

Based on the available objective evidence during the three and six months ended June 30, 2025, we maintain a full valuation allowance against our net deferred tax assets as we believe it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to change in valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. We are currently assessing the legislation and its effect on our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three months ended June 30,
	2025	2024	Change
Collaboration revenue	$7,554	$27,384	$(19,830)
Operating expenses:
Research and development	37,627	40,953	(3,326)
General and administrative	28,653	21,424	7,229
Total operating expenses	66,280	62,377	3,903
Loss from operations	(58,726)	(34,993)	(23,733)
Interest income, net	5,984	8,453	(2,469)
Interest expense	—	(321)	321
Other income, net	5,984	8,132	(2,148)
Loss before income taxes	(52,742)	(26,861)	(25,881)
Income tax expense	(29)	(341)	312
Net loss	$(52,771)	$(27,202)	$(25,569)

Collaboration Revenue

Collaboration revenue was $7.6 million for the three months ended June 30, 2025 compared to $27.4 million for the three months ended June 30, 2024, a decrease of $19.8 million. This decrease was primarily driven by completion of dosing and manufacturing of anito-cel in the iMMagine-1 trial in the fourth quarter of 2024.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Three months ended June 30,
	2025	2024	Change
External costs:
anito-cel in rrMM	$8,304	$13,317	$(5,013)
ACLX-002	2,891	3,234	(343)
Other research and development costs	5,899	7,428	(1,529)
Total external costs	17,094	23,979	(6,885)
Internal costs	20,533	16,974	3,559
Total research and development expenses	$37,627	$40,953	$(3,326)

Research and development expenses were $37.6 million for the three months ended June 30, 2025 compared to $41.0 million for the three months ended June 30, 2024, a decrease of $3.3 million. The decrease in research and development expense was primarily attributable to a $5.0 million decrease driven by completion of dosing and manufacturing of anito-cel in the iMMagine-1 trial in the fourth quarter of 2024. This decrease was partially offset by an increase in internal costs of $3.6 million primarily attributable to higher personnel-related costs of $3.0 million, of which $1.1 million was due to non-cash share-based compensation ($6.1 million in the quarter ended June 30, 2025 as compared to $5.0 million in the quarter ended June 30, 2024).

General and Administrative Expenses

General and administrative expenses were $28.7 million for the three months ended June 30, 2025 compared to $21.4 million for the three months ended June 30, 2024, an increase of $7.2 million. This was primarily due to an increase of $2.6 million in commercial readiness costs and $3.0 million in personnel-related costs, of which $1.9 million was due to non-cash share-based compensation ($12.0 million in the quarter ended June 30, 2025 as compared to $10.1 million in the quarter ended June 30, 2024).

Other Income, net

Other income, net was $6.0 million for the three months ended June 30, 2025 compared to $8.1 million for the three months ended June 30, 2024, a decrease of $2.1 million. This decrease was driven by lower overall cash and cash equivalents and marketable securities balances and a corresponding decrease in the interest earned on such amounts.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Collaboration revenue	$15,683	$66,640	$(50,957)
Operating expenses:
Research and development	88,428	73,271	15,157
General and administrative	54,879	44,172	10,707
Total operating expenses	143,307	117,443	25,864
Loss from operations	(127,624)	(50,803)	(76,821)
Interest income, net	12,624	17,653	(5,029)
Interest expense	(12)	(909)	897
Other income, net	12,612	16,744	(4,132)
Loss before income taxes	(115,012)	(34,059)	(80,953)
Income tax expense	(29)	(341)	312
Net loss	$(115,041)	$(34,400)	$(80,641)

Collaboration Revenue

Collaboration revenue was $15.7 million for the six months ended June 30, 2025 compared to $66.6 million for the six months ended June 30, 2024, a decrease of $51.0 million. This decrease was primarily driven by completion of dosing and manufacturing of anito-cel in the iMMagine-1 trial in the fourth quarter of 2024.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
External costs:
anito-cel in rrMM	$21,575	$25,108	$(3,533)
ACLX-002	6,732	6,472	260
Other research and development costs	13,130	10,597	2,533
Total external costs	41,437	42,177	(740)
Internal costs	46,991	31,094	15,897
Total research and development expenses	$88,428	$73,271	$15,157

Research and development expenses were $88.4 million for the six months ended June 30, 2025 compared to $73.3 million for the six months ended June 30, 2024, an increase of $15.2 million. The increase in research and development expense was primarily attributable to an increase in internal costs of $15.9 million primarily driven by higher personnel-related costs of $12.7 million, of which $8.4 million was due to non-cash share-based compensation ($18.2 million in the quarter ended June 30, 2025 as compared to $9.8 million in the quarter ended June 30, 2024), and an increase of $2.5 million in costs relating to other clinical and preclinical pipeline programs. This increase was partially offset by a $3.5 million decrease driven by completion of dosing and manufacturing of anito-cel in the iMMagine-1 trial in the fourth quarter of 2024.

General and Administrative Expenses

General and administrative expenses were $54.9 million for the six months ended June 30, 2025 compared to $44.2 million for the six months ended June 30, 2024, an increase of $10.7 million. This was primarily due to an increase of $3.6 million in commercial readiness costs and $5.7 million in personnel-related costs, of which $3.5 million was due to non-cash stock-based compensation ($23.7 million in the quarter ended June 30, 2025 as compared to $20.2 million in the quarter ended June 30, 2024).

Other Income, net

Other income, net was $12.6 million for the six months ended June 30, 2025 compared to $16.7 million for the six months ended June 30, 2024, a decrease of $4.1 million. This decrease was driven by lower overall cash and cash equivalents and marketable securities balances and a corresponding decrease in the interest earned on such amounts.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of June 30, 2025, we had cash and cash equivalents and marketable securities of $537.6 million.

To date, we have not generated any product revenue. We do not expect to generate any meaningful revenue from product sales unless and until we obtain both regulatory approval and commercialize any of our product candidates, except that we recognize revenue under the Kite Collaboration Agreement and its amendment on a cost-to-cost percentage of completion basis applied to the total estimated transaction price. We may also enter into other collaborative agreements with third parties, and we do not know when, or if, any will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to continue to incur additional costs associated with operating as a public company. Adequate funding may not be available to us on acceptable terms or at all.

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and investments in marketable securities are adequate to fund operations into 2028.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(102,876)	$(68,156)
Net cash provided by (used in) investing activities	48,525	(214,685)
Net cash provided by (used in) financing activities	10,800	(13,412)
Net decrease in cash, cash equivalents, and restricted cash	$(43,551)	$(296,253)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025 of $102.9 million was primarily attributable to our net loss of $115.0 million, changes in amortization of premiums and discounts on marketable securities of $5.5 million, changes in other non-current liabilities of $8.6 million, and changes in contract liability of $15.8 million associated with the Kite Collaboration Agreement and its amendment, partially offset by non-cash share-based compensation expense of $41.9 million.

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

Investing Activities

Net cash provided by investing activities of $48.5 million during the six months ended June 30, 2025 was primarily attributable to proceeds from maturities of marketable securities of $285.0 million, partially offset by $235.2 million in purchases of marketable securities.

Net cash used in investing activities of $214.7 million during the six months ended June 30, 2024 was attributable to $401.0 million in purchases of marketable securities and $9.6 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $196.0 million.

Financing Activities

Net cash provided by financing activities of $10.8 million during the six months ended June 30, 2025 was primarily attributable to net proceeds of $7.8 million from the issuance of common stock in at-the-market offerings and proceeds of $3.2 million from the exercise of stock options and stock issued pursuant to the employee stock purchase plan.

Net cash used in financing activities of $13.4 million during the six months ended June 30, 2024 was attributable to payments under finance leases totaling $21.0 million, offset by proceeds of $7.5 million from the exercise of stock options and stock issued pursuant to the employee stock purchase plan.

Contractual Obligations and Contingencies

As of June 30, 2025, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $537.6 million, primarily invested in U.S. government agency securities and treasuries, certificates of deposit, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $107.3 million and $70.7 million for the years ended December 31, 2024 and 2023, respectively, and $115.0 million and $34.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $611.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate meaningful revenue from product sales unless and until we obtain both regulatory approval and commercialize any of our product candidates. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

To become and remain profitable, we must develop, obtain approval for and eventually commercialize products, if approved, that generate significant revenue, and we may never succeed in these activities. In addition, it is not uncommon for product candidates to exhibit unforeseen safety issues or inadequate efficacy when tested in humans despite promising results in preclinical animal models or earlier trials, and we may ultimately be unable to demonstrate adequate safety and efficacy of our product candidates to obtain marketing approval. Even if we obtain approval and begin commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability. Further, with respect to the potential commercialization of anito-cel in rrMM, we may not achieve, or may achieve more slowly than expected, anticipated levels of gross margins and profitability under our collaboration structure with Kite.

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

Our ARC-SparX platform is highly dependent on the success of ACLX-001, ACLX-002 and ACLX-004.

Our ARC-SparX platform, including our AML/MDS program, is highly dependent on the success of ACLX-001, ACLX-002 and ACLX-004, the first product candidates based on our ARC-SparX platform. ACLX-001 is an immunotherapeutic combination composed of ARC-T-cells and SparX proteins targeting BCMA, or SPRX001, for the treatment of rrMM. ACLX-002 is an immunotherapeutic combination composed of ARC-T-cells and SparX proteins targeting CD123, or SPRX002, for the treatment of relapsed or refractory AML and high-risk MDS. ACLX-004 is an immunotherapeutic combination composed of ARC-T-cells and two SparX proteins targeting CD123 and CD33, for the treatment of relapsed or refractory AML and high-risk MDS. The ARC-T-cells and the SparX proteins comprising ARC-SparX candidates are entirely novel and neither had been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. All SparX proteins are comprised of one or more antigen-specific binding domains fused to a protein that we refer to as the TAG. The TAG is a novel protein sequence derived from the 26kDA C-terminal fragment of human alpha fetoprotein (hAFP) and also had never been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. The ARC-T-cells are designed to have a binding domain that recognizes the TAG, which we refer to as anti-TAG. The anti-TAG had also never been previously tested in humans prior to the initiation of our Phase 1 trial of ACLX-001. There can be no assurance that the ARC-T-cells, the SparX proteins, the TAG, anti-TAG and other parts of ACLX-001, ACLX-002 and ACLX-004 will not trigger an adverse response, cause unintended off-target recognition, limit the expected activity of the product candidates or result in other negative outcomes.

Additionally, because all product candidates in our ARC-SparX platform use the ARC-T-cells, a failure with ACLX-001 or ACLX-002 or ACLX-004 will increase the actual or perceived likelihood that our other product candidates in the ARC-SparX platform will experience similar failures.

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

From time to time, we may publish interim, preliminary or topline data from clinical trials. For example, the data as of the May 1, 2025 data cutoff date presented at the 2025 European Hematology Association Congress (EHA 2025 Congress) from our pivotal Phase 2 iMMagine-1 clinical trial for anito-cel for the treatment of rrMM is preliminary data. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects.

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

Our product candidates involve genetically modified T cell-based immunotherapies. A number of genetically modified cell therapies, such as CAR-based products, have potentially severe side effects, including cytokine release syndrome, neurologic toxicities, Parkinsonism and Guillain-Barré syndrome, immune-mediated enterocolitis, hemophagocytic lymphohistiocytosis, macrophage activation syndrome, and prolonged and/or recurrent cytopenias, that can escalate and require intensive medical intervention and result in injury or death to the patients. Additionally, the administration of CAR-based products for cancer indications involves lymphodepletion and often bridging therapies, which are also associated with adverse events. As we expand clinical study of our T-cell based immunotherapies to other indications outside of cancer, such as autoimmune indications, we may use similar, intensive protocols to manage the risk of adverse events.

Even though we believe that certain features of our product candidates, such as higher transduction efficiency, higher CAR+ rate, or lower overall cell dose, could be associated with lower risks of neurological and other toxicities, there is no guarantee that our product candidates will not have side effects similar to those seen in other genetically modified cell therapies or that we will be able to prevent side effects from escalating to an unsafe level for our patients. Additionally, our initial product candidates have been directed at treating patients with rrMM and AML/MDS. These patients are often elderly and/or have significant co-morbidities, and we expect they will receive our product candidate as a last line of therapy after most other therapies have failed, and these patients may be particularly susceptible to safety and toxicity risks. We received FDA clearance of an IND application for generalized myasthenia gravis in 2024 and have initiated a Phase 1 trial in generalized myasthenia gravis. Similarly, these patients may have co-morbidities and/or their autoimmune disorders may make them particularly susceptible to safety and toxicity risks.

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

Following FDA investigation of reports of T cell malignancies, including CAR-positive lymphoma, associated with treatment with CAR-T therapies, the FDA sent letters in January 2024 to manufacturers of six approved CAR-T therapies, requiring a boxed warning regarding T cell malignancies that have occurred following treatment with BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. This was a class-wide boxed warning required for all approved CAR-T therapies. According to a November 2024 article, in view of reports that indicate the rate of secondary T-cell malignancies may be lower than initially thought, the FDA reported that the agency is reconsidering the need for such labeling. In June 2025, the FDA announced that it has eliminated the Risk Evaluation and Mitigation Strategies (REMS) for currently approved BCMA- and CD19-directed autologous chimeric antigen receptor CAR T cell immunotherapies, which is expected to improve access to these approved therapies. To the extent the FDA imposes REMS or other requirements on such manufacturers in the future, including black boxed warning for CAR-T products, class-wide or for certain constructs, or for any of our product candidates, such requirements may reduce their market acceptance and profitability. Additional safety monitoring that manufacturers of such products are required to implement during clinical trials as well as post-approval, including REMS, can increase the time and resources needed to obtain regulatory approval and to market CAR-T therapies, and could decrease our profitability and have a material adverse effect on our business.

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

We are initially developing anito-cel as a last line therapy for patients with rrMM with plans to pursue label expansion into earlier lines of therapy and other indications outside of oncology, including certain autoimmune disorders. For example, we received FDA clearance of an IND application in 2024 to evaluate anito-cel for the treatment of generalized myasthenia gravis. However, there is no guarantee that it, or any of our product candidates, even if approved, would be approved for earlier lines of therapy and any approved products may end up having a smaller market opportunity than we anticipated. Additionally, our projections of both the number of people who have the diseases we are targeting, as well as the size of the subset patient population who have the potential to benefit from treatment with our product candidates, the preferences of and likelihood of prescriptions by healthcare professionals, expected patient access to the therapies (including available and on-boarded treatment centers, manufacturing capacity and available doses), expected pricing and market share, and the potential to expand the market, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. As a result, the number of patients may turn out to be fewer than expected.

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

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $537.6 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2025, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Recent changes in tax law may adversely affect our business or financial condition. For example, in 2021, there were numerous changes proposed to U.S. federal income tax law, including an increase to the U.S. corporate tax rate, international business operations reform and the imposition of a global minimum tax. If these or similar changes are enacted, our effective tax rate may be adversely impacted in future years. Additionally, many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock. On January 1, 2022, a provision of the legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the TCJA) went into effect, eliminating the option to deduct domestic research and development costs in the year incurred and instead requiring taxpayers to amortize such costs over five years. However, the recently enacted legislation H.R. 1, also known as the “One Big Beautiful Bill Act,” which, among other changes to U.S. federal income tax law, permanently suspends the requirement to capitalize and amortize domestic research and development expenditures and permits such deductions on a current basis.

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

To the extent there is another pandemic, public health emergency, or other national or global event that causes disruption to our business, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects in our trials, such as the COVID-19 guidance documents issued by FDA during the COVID-19 public health emergency. If another public health emergency or other national or global event were to occur, or if the government promulgates new policies and regulatory requirements, or in light of rapid changes in laws, governance, and political climate resulting from the recent change in administration in the U.S., our clinical development plans and normal operations may be disrupted, which can have a material adverse effect on our people and our business, including our expected costs, margins, runway and profitability.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, departures and retirement of high-profile regulators at the FDA, layoffs or reduction in force (RIF) initiatives may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, the current administration issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and the leadership at the FDA, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

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

For example, the American Rescue Plan Act of 2021 provided that Medicaid statutory rebates will no longer be capped at 100% of average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and agency rules implemented by the current presidential administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time- intensive and expensive, resulting in a material adverse effect on our business.

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

We may be subject to or affected by laws and regulations relating to privacy, data protection and security. In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws, such as Section 5 of the Federal Trade Commission Act, govern the collection, use, disclosure, transfer and protection of health information and other personal information and could apply to our operations. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, and its implementing rules and regulations. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Compliance with laws and regulations relating to privacy, data protection and security could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use, transfer and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with such laws and regulations could result in government investigations and/or enforcement actions (which could include civil, criminal, and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use, transfer and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with laws relating to privacy or data protection, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

These and other risks associated with our international operations, including relating to privacy, data protection and security, may materially adversely affect our ability to attain or maintain profitable operations.

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

Gilead holds 6,720,803 shares, or approximately 12%, of our outstanding shares of common stock which may be sold into the market in the near future. Such resale could cause the market price of our common stock to drop significantly, even if our business is doing well.

Pursuant to the Amended Standstill Agreement, the shares of common stock acquired by Gilead pursuant to the Purchase Agreement and second common stock purchase agreement with Gilead are subject to certain transfer and standstill restrictions and registration rights. Pursuant to the Amended Standstill Agreement, Gilead has certain demand registration rights to require us to register the shares acquired by Gilead pursuant to the Purchase Agreement and second common stock purchase agreement with Gilead for resale. Once we register the shares held by Gilead, however, they can be freely sold in the public market. As these securities are registered for resale, the market price of our stock could decline if Gilead sells them or is perceived by the market as intending to sell them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities by us during the quarter ended June 30, 2025 that were not previously reported in current reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408.

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

Arcellx, Inc.

Date: August 7, 2025	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the registrant)