Form 10-Q
period 2025-09-30
Arcellx, Inc.
filed 2025-11-05
CIK 1786205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 57,822,871 shares of common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$79,005	$105,679
Marketable securities	382,378	481,696
Restricted cash, current	—	208
Prepaid expenses and other current assets	10,698	11,727
Total current assets	472,081	599,310
Restricted cash, non-current	2,616	2,418
Marketable securities, non-current	114,591	38,277
Property and equipment, net	43,076	46,456
Operating lease right-of-use assets	23,225	23,789
Prepaid research and development expenses and other long-term assets	329	1,077
Total assets	$655,918	$711,327
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,204	$2,095
Accrued liabilities	46,967	56,716
Operating lease liabilities, current portion	7,471	7,308
Finance lease liabilities, current portion	—	230
Contract liability to related party	59,750	59,056
Total current liabilities	118,392	125,405
Operating lease liabilities, net of current portion	44,323	46,542
Contract liability to related party, net of current portion	52,426	75,995
Other non-current liabilities	—	8,593
Total liabilities	215,141	256,535
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 57,776,049 shares issued and outstanding as of September 30, 2025; 1,000,000,000 shares authorized and 54,293,597 shares issued and outstanding as of December 31, 2024	56	53
Additional paid-in capital	1,107,665	950,719
Accumulated other comprehensive income	706	848
Accumulated deficit	(667,650)	(496,828)
Total stockholders’ equity	440,777	454,792
Total liabilities and stockholders’ equity	$655,918	$711,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Collaboration revenue from related party	$4,949	$26,030	$20,632	$92,670

Operating expenses:
Research and development	35,088	39,173	123,516	112,444
General and administrative	31,637	20,473	86,516	64,645
Total operating expenses	66,725	59,646	210,032	177,089
Loss from operations	(61,776)	(33,616)	(189,400)	(84,419)
Other income (expense):
Interest income, net	5,995	8,086	18,619	25,739
Interest expense	—	(114)	(12)	(1,023)
Total other income, net	5,995	7,972	18,607	24,716
Loss before income taxes	(55,781)	(25,644)	(170,793)	(59,703)
Income tax expense	—	(223)	(29)	(564)
Net loss	(55,781)	(25,867)	(170,822)	(60,267)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	303	2,691	(142)	1,352
Comprehensive loss	$(55,478)	$(23,176)	$(170,964)	$(58,915)
Net loss per share attributable to common stockholders—basic and diluted	$(0.99)	$(0.48)	$(3.06)	$(1.13)
Weighted-average common shares outstanding—basic and diluted	56,587,167	53,821,893	55,778,102	53,367,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2023	52,280,077	$52	$874,261	$(389,480)	$547	$485,380
Exercise of stock options	567,097	1	4,604	—	—	4,605
Issuance of common stock from vesting of restricted stock units	440,816	—	—	—	—	—
Share-based compensation	—	—	14,845	—	—	14,845
Unrealized loss on marketable securities	—	—	—	—	(1,059)	(1,059)
Net loss	—	—	—	(7,198)	—	(7,198)
Balance as of March 31, 2024	53,287,990	53	893,710	(396,678)	(512)	496,573
Exercise of stock options	274,334	—	2,288	—	—	2,288
Issuance of common stock from vesting of restricted stock units	53,606	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	15,214	—	646	—	—	646
Share-based compensation	—	—	15,139	—	—	15,139
Unrealized loss on marketable securities	—	—	—	—	(280)	(280)
Net loss	—	—	—	(27,202)	—	(27,202)
Balance as of June 30, 2024	53,631,144	53	911,783	(423,880)	(792)	487,164
Exercise of stock options	344,018	—	3,697	—	—	3,697
Issuance of common stock from vesting of restricted stock units	19,834	—	—	—	—	—
Share-based compensation	—	—	15,333	—	—	15,333
Unrealized gain on marketable securities	—	—	—	—	2,691	2,691
Net loss	—	—	—	(25,867)	—	(25,867)
Balance as of September 30, 2024	53,994,996	$53	$930,813	$(449,747)	$1,899	$483,018

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Stockholders' Equity
Balance as of December 31, 2024	54,293,597	$53	$950,719	$(496,828)	$848	$454,792
Exercise of stock options	93,568	1	765	—	—	766
Issuance of common stock from vesting of restricted stock units	679,738	—	—	—	—	—
Share-based compensation	—	—	23,817	—	—	23,817
Unrealized loss on marketable securities	—	—	—	—	(199)	(199)
Net loss	—	—	—	(62,270)	—	(62,270)
Balance as of March 31, 2025	55,066,903	54	975,301	(559,098)	649	416,906
Issuance of common stock in offerings, net of issuance costs	120,000	—	7,812	—	—	7,812
Exercise of stock options	108,620	—	1,675	—	—	1,675
Issuance of common stock from vesting of restricted stock units	60,272	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	15,378	—	771	—	—	771
Share-based compensation	—	—	18,076	—	—	18,076
Unrealized loss on marketable securities	—	—	—	—	(246)	(246)
Net loss	—	—	—	(52,771)	—	(52,771)
Balance as of June 30, 2025	55,371,173	54	1,003,635	(611,869)	403	392,223
Issuance of common stock in offerings, net of issuance costs	1,785,715	2	123,748	—	—	123,750
Exercise of stock options	126,681	—	777	—	—	777
Issuance of common stock from vesting of restricted stock units	492,480	—	—	—	—	—
Share-based compensation	—	—	17,927	—	—	17,927
Unrealized gain on marketable securities	—	—	—	—	303	303
Tax withholding paid for net share settlement of restricted stock units	—	—	(38,422)	—	—	(38,422)
Net loss	—	—	—	(55,781)	—	(55,781)
Balance as of September 30, 2025	57,776,049	$56	$1,107,665	$(667,650)	$706	$440,777

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCELLX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(170,822)	$(60,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,037	3,399
Loss on disposal of property and equipment	77	—
Non-cash operating lease expense	564	3,165
Right-of-use asset expensed	—	888
Amortization of premiums and discounts on marketable securities	(7,199)	(11,891)
Share-based compensation	59,820	45,317
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	1,774	7,629
Accounts payable and other current liabilities	1,706	3,514
Accrued liabilities	(9,516)	27,633
Operating lease liabilities	(2,056)	(3,150)
Contract liability to related party	(22,875)	(68,722)
Other non-current liabilities	(8,593)	15,048
Net cash used in operating activities	(152,083)	(37,437)
Cash flows from investing activities
Purchases of property and equipment	(1,563)	(11,935)
Purchases of marketable securities	(357,338)	(460,990)
Proceeds from maturities of marketable securities	387,400	294,000
Net cash provided by (used in) investing activities	28,499	(178,925)
Cash flows from financing activities
Proceeds from issuance of common stock in offerings, net of issuance costs	131,562	—
Proceeds from exercise of stock options	3,219	10,590
Proceeds from stock issued pursuant to employee stock purchase plan	771	646
Principal payments under finance leases	(230)	(29,306)
Tax withholding payments related to net share settlement of restricted stock units	(38,422)	—
Net cash provided by (used in) financing activities	96,900	(18,070)
Net decrease in cash and cash equivalents and restricted cash	(26,684)	(234,432)
Cash and cash equivalents and restricted cash, beginning of the period	108,305	398,904
Cash and cash equivalents and restricted cash, end of the period	$81,621	$164,472

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,274	$1,467

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$499	$1,334

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

Liquidity

As of September 30, 2025, the Company had $576.0 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these condensed consolidated financial statements.

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period. The balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 "Improvements to Income Tax Disclosures" which requires incremental annual disclosures around income tax rate reconciliation, income taxes paid and other related disclosures. This guidance requires prospective application and permits retrospective application to prior periods presented. The Company plans to adopt it beginning with its 2025 annual consolidated financial statements, to be filed in early 2026. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$77,603	$—	$—
Certificate of deposit (long-term restricted cash)	—	2,616	—
Marketable securities:
Government agency	—	496,969	—
Total assets measured at fair value	$77,603	$499,585	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$104,579	$—	$—
Money market fund (short-term restricted cash)	208	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Government agency	—	519,973	—
Total assets measured at fair value	$104,787	$522,391	$—

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

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the nine months ended September 30, 2025 or the year ended December 31, 2024.

4. Cash, Cash Equivalents and Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	$496,263	$741	$(35)	$496,969
Total	$496,263	$741	$(35)	$496,969

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	$519,125	$1,007	$(159)	$519,973
Total	$519,125	$1,007	$(159)	$519,973

The fair value of available-for-sale marketable securities by contractual maturity as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Due in 1 year or less	$382,378	$481,696
Due in 1 - 2 years	114,591	38,277
Total	$496,969	$519,973

The Company had 6 and 9 securities in an unrealized loss position as of September 30, 2025 and December 31, 2024, respectively. All securities in an unrealized loss position as of September 30, 2025 and December 31, 2024 had been in a loss position for less than twelve months. Unrealized losses on available-for-sale marketable securities as of September 30, 2025 and December 31, 2024 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the nine months ended September 30, 2025 and for the year ended December 31, 2024. The Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

As of September 30, 2025 and December 31, 2024, the Company recognized $4.1 million and $2.5 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$79,005	$161,846
Restricted cash	2,616	2,626
Total	$81,621	$164,472

5. Related Parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of September 30, 2025, Gilead Sciences, Inc. (Gilead) held approximately 12% of the Company's outstanding common stock. These holdings resulted from Gilead's investment in the Company of: (i) $100.0 million, by purchasing 3,478,261 shares of common stock at a per share price of $28.75 pursuant to a Common Stock Purchase Agreement with Gilead (Gilead SPA); and (ii) $200.0 million, by purchasing 3,242,542 shares of common stock at a per share price of $61.68 pursuant to a second Common Stock Purchase Agreement with Gilead (Second Gilead SPA). See Note 6 for further discussion of the agreements with Gilead.

The Company partnered anito-cel with Kite, through its co-development/co-commercialization collaboration agreement, as described in more detail in Note 6, Collaboration Agreement.

As of September 30, 2025, the Company had $112.2 million in contract liability pursuant to the Collaboration and License Agreement with Kite (Kite Collaboration Agreement) and its amendment, of which $52.4 million represented the long-term portion of contract liability. For the three and nine months ended September 30, 2025, the Company recognized $4.9 million and $20.6 million in revenue, respectively, under the Kite Collaboration Agreement and its amendment. See Note 6 for further discussion of the Kite Collaboration Agreement.

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

In November 2023, the Company entered into an amendment to its Kite Collaboration Agreement, the Second Gilead SPA and an amended and restated standstill and stock restriction agreement with Gilead (the Amended Standstill Agreement). Upon closing in December 2023, Kite commenced negotiation of a license for the Company’s ARC-SparX program, ACLX-001, in multiple myeloma. The Company and Kite have also expanded the scope of the collaboration for the Company’s anito-cel to include lymphomas, which is subject to further negotiation by both parties in order to be developed and is therefore not a performance obligation either at contract inception or at September 30, 2025. In connection with the amendment to the Kite Collaboration Agreement, the Company received a $85.0 million upfront cash payment and are eligible for additional potential milestone payments. Gilead made an equity investment of $200.0 million by purchasing 3,242,542 shares of Arcellx common stock at a fixed per share price of $61.68 pursuant to the Second Gilead SPA, which represented a $15.6 million premium on the sale of the Company’s common stock based on the share price on the date of closing.

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

During the three and nine months ended September 30, 2025, revenue recognized that was included in the contract liability balance at the beginning of the period was $4.9 million and $20.6 million, respectively. During the three and nine months ended September 30, 2025, no revenue was recognized from performance obligations satisfied in previous periods. As of September 30, 2025, the amount of the transaction price that has not been recognized as revenue was $29.4 million, which may be recognized as revenue over the period of time the Company is performing the research and development activities.

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of September 30, 2025 and December 31, 2024, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with certain executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of September 30, 2025, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Research and development accrued expenses	$12,592	$16,507
Accrued bonus	10,533	10,438
Other current liabilities	6,770	8,531
Liabilities to related party vendor	17,072	21,240
Total accrued liabilities	$46,967	$56,716

9. Stockholders' Equity

"At-the-Market" Offering Program

In May 2023, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market offering program under which the Company may issue and sell, from time to time and at the Company’s sole discretion, shares of the Company’s common stock, in an aggregate offering amount of up to $350.0 million. During the nine months ended September 30, 2025, the Company sold a total of 1,905,715 shares of its common stock in at-the-market offerings for total net proceeds of $131.6 million.

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

Restricted Stock Units - Chief Executive Officer

In February 2025, the compensation committee of the board of directors determined that the performance criteria under each of the June 9, 2021 RSU award and January 3, 2023 RSU award held by the Company's Chief Executive Officer were partially satisfied (measured as of December 31, 2024), such that the awards vested as to 668,416 and 347,255, respectively (totaling 1,015,671 shares). To satisfy the Chief Executive Officer's tax withholding obligations, the Company withheld 546,938 shares and, through net settlement, issued 468,733 shares to the Chief Executive Officer in August 2025.

Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock, par value $0.0001. There was no preferred stock outstanding as of September 30, 2025 and December 31, 2024.

10. Income Taxes

The Company recorded an income tax provision of zero and $29 thousand for the three and nine months ended September 30, 2025, respectively. The Company recorded an income tax provision of $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.

Based on the available objective evidence during the three and nine months ended September 30, 2025, the Company maintains a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the change in valuation allowance.

11. Net Loss Per Share Attributable to Common Stockholders

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2025	2024
Options to purchase common stock	6,867,955	7,491,638
Restricted stock units	2,088,215	1,700,395
Restricted stock units - Chief Executive Officer	432,133	1,447,804
Employee Stock Purchase Plan (ESPP)	10,288	16,803
Total	9,398,591	10,656,640

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

The table below provides information about the Company’s segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$4,949	$26,030	$20,632	$92,670
Operating expenses:
Research and development
anito-cel in rrMM	5,593	9,807	27,168	34,915
ACLX-002	2,165	4,427	8,897	10,899
Other research and development costs	6,688	6,501	19,818	17,098
Internal costs [1]	20,642	18,438	67,633	49,532
General and administrative	31,637	20,473	86,516	64,645
Total operating expenses	66,725	59,646	210,032	177,089
Loss from operations	(61,776)	(33,616)	(189,400)	(84,419)
Interest income, net	5,995	8,086	18,619	25,739
Interest expense	—	(114)	(12)	(1,023)
Total other income, net	5,995	7,972	18,607	24,716
Income tax expense	—	(223)	(29)	(564)
Net loss	$(55,781)	$(25,867)	$(170,822)	$(60,267)

[1]Internal costs primarily consist of employee-related costs, including salaries, related benefits, and share-based compensation expense, as well as facility and depreciation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 as well as in conjunction with our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the section titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A (Risk Factors) for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $170.8 million and $60.3 million for the nine months ended September 30, 2025 and 2024, respectively. Our accumulated deficit totaled $667.7 million as of September 30, 2025. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities and commercial readiness activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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
•
Initiate clinical trials to evaluate anito-cel in other indications outside of oncology;
•
Initiate or continue to advance clinical trials to evaluate our clinical-stage ARC-SparX product candidates, ACLX-001 and ACLX-002, and other preclinical pipeline programs such as ACLX-004;
•
Expand our pipeline of product candidates, including through our own product discovery and development efforts or through acquisition or in-licensing;
•
Continue to develop our proprietary platforms to expand their use; and
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

In 2025, we sold a total of 1,905,715 shares of common stock in at-the-market offerings for total net proceeds of $131.6 million. In connection with the net settlement of vested restricted stock units, the Company withheld issuance of 546,938 shares to satisfy the Chief Executive Officer’s $38.4 million tax withholding obligations.

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
•
Receipt of marketing approvals from applicable regulatory authorities;
•
Developing and executing successful sales, marketing and reimbursement strategies;
•
The market opportunities for certain of our product candidates may be limited due to a number of factors including, but not limited to, patient availability, competition, reimbursement coverage and access, system capacity or execution challenges. Consequently, markets may be small, and our projections regarding the size of the addressable market may be incorrect;
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

Income Tax Provision

We recorded an income tax provision of zero and $29 thousand for the three and nine months ended September 30, 2025, respectively. We recorded an income tax provision of $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.

Based on the available objective evidence during the three and nine months ended September 30, 2025, we maintain a full valuation allowance against our net deferred tax assets as we believe it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to change in valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. We are currently assessing the legislation and its effect on our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three months ended September 30,
	2025	2024	Change
Collaboration revenue	$4,949	$26,030	$(21,081)
Operating expenses:
Research and development	35,088	39,173	(4,085)
General and administrative	31,637	20,473	11,164
Total operating expenses	66,725	59,646	7,079
Loss from operations	(61,776)	(33,616)	(28,160)
Interest income, net	5,995	8,086	(2,091)
Interest expense	—	(114)	114
Other income, net	5,995	7,972	(1,977)
Loss before income taxes	(55,781)	(25,644)	(30,137)
Income tax expense	—	(223)	223
Net loss	$(55,781)	$(25,867)	$(29,914)

Collaboration Revenue

Collaboration revenue was $4.9 million for the three months ended September 30, 2025 compared to $26.0 million for the three months ended September 30, 2024, a decrease of $21.1 million. This decrease was primarily driven by completion of dosing and manufacturing of anito-cel in the iMMagine-1 trial in the fourth quarter of 2024.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Three months ended September 30,
	2025	2024	Change
External costs:
anito-cel in rrMM	$5,593	$9,807	$(4,214)
ACLX-002	2,165	4,427	(2,262)
Other research and development costs	6,688	6,501	187
Total external costs	14,446	20,735	(6,289)
Internal costs	20,642	18,438	2,204
Total research and development expenses	$35,088	$39,173	$(4,085)

Research and development expenses were $35.1 million for the three months ended September 30, 2025 compared to $39.2 million for the three months ended September 30, 2024, a decrease of $4.1 million. The decrease in research and development expense was primarily attributable to a $4.2 million decrease driven by completion of dosing and manufacturing of anito-cel in the iMMagine-1 trial in the fourth quarter of 2024.

General and Administrative Expenses

General and administrative expenses were $31.6 million for the three months ended September 30, 2025 compared to $20.5 million for the three months ended September 30, 2024, an increase of $11.2 million. This was primarily due to an increase of $2.5 million in commercial readiness costs and $5.8 million in personnel-related costs, of which $2.2 million was due to non-cash share-based compensation ($12.0 million in the quarter ended September 30, 2025 as compared to $9.8 million in the quarter ended September 30, 2024).

Other Income, net

Other income, net was $6.0 million for the three months ended September 30, 2025 compared to $8.0 million for the three months ended September 30, 2024, a decrease of $2.0 million. This decrease was driven by lower overall cash and cash equivalents and marketable securities balances and a corresponding decrease in the interest earned on such amounts.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Collaboration revenue	$20,632	$92,670	$(72,038)
Operating expenses:
Research and development	123,516	112,444	11,072
General and administrative	86,516	64,645	21,871
Total operating expenses	210,032	177,089	32,943
Loss from operations	(189,400)	(84,419)	(104,981)
Interest income, net	18,619	25,739	(7,120)
Interest expense	(12)	(1,023)	1,011
Other income, net	18,607	24,716	(6,109)
Loss before income taxes	(170,793)	(59,703)	(111,090)
Income tax expense	(29)	(564)	535
Net loss	$(170,822)	$(60,267)	$(110,555)

Collaboration Revenue

Collaboration revenue was $20.6 million for the nine months ended September 30, 2025 compared to $92.7 million for the nine months ended September 30, 2024, a decrease of $72.0 million. This decrease was primarily driven by completion of dosing and manufacturing of anito-cel in the iMMagine-1 trial in the fourth quarter of 2024.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
External costs:
anito-cel in rrMM	$27,168	$34,915	$(7,747)
ACLX-002	8,897	10,899	(2,002)
Other research and development costs	19,818	17,098	2,720
Total external costs	55,883	62,912	(7,029)
Internal costs	67,633	49,532	18,101
Total research and development expenses	$123,516	$112,444	$11,072

Research and development expenses were $123.5 million for the nine months ended September 30, 2025 compared to $112.4 million for the nine months ended September 30, 2024, an increase of $11.1 million. The increase in research and development expense was primarily attributable to an increase in internal costs of $18.1 million primarily driven by higher personnel-related costs of $14.9 million, of which $8.8 million was due to non-cash share-based compensation ($24.1 million in the quarter ended September 30, 2025 as compared to $15.3 million in the quarter ended September 30, 2024). This increase was partially offset by a $7.7 million decrease driven by completion of dosing and manufacturing of anito-cel in the iMMagine-1 trial in the fourth quarter of 2024.

General and Administrative Expenses

General and administrative expenses were $86.5 million for the nine months ended September 30, 2025 compared to $64.6 million for the nine months ended September 30, 2024, an increase of $21.9 million. This was primarily due to an increase of $6.6 million in commercial readiness costs and $11.5 million in personnel-related costs, of which $5.7 million was due to non-cash stock-based compensation ($35.7 million in the quarter ended September 30, 2025 as compared to $30.0 million in the quarter ended September 30, 2024).

Other Income, net

Other income, net was $18.6 million for the nine months ended September 30, 2025 compared to $24.7 million for the nine months ended September 30, 2024, a decrease of $6.1 million. This decrease was driven by lower overall cash and cash equivalents and marketable securities balances and a corresponding decrease in the interest earned on such amounts.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of September 30, 2025, we had cash and cash equivalents and marketable securities of $576.0 million.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(152,083)	$(37,437)
Net cash provided by (used in) investing activities	28,499	(178,925)
Net cash provided by (used in) financing activities	96,900	(18,070)
Net decrease in cash, cash equivalents, and restricted cash	$(26,684)	$(234,432)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025 of $152.1 million was primarily attributable to our net loss of $170.8 million, changes in accrued liabilities of $9.5 million, changes in other non-current liabilities of $8.6 million, and changes in contract liability of $22.9 million associated with the Kite Collaboration Agreement and its amendment, partially offset by non-cash share-based compensation expense of $59.8 million.

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

Investing Activities

Net cash provided by investing activities of $28.5 million during the nine months ended September 30, 2025 was primarily attributable to proceeds from maturities of marketable securities of $387.4 million, partially offset by $357.3 million in purchases of marketable securities.

Net cash used in investing activities of $178.9 million during the nine months ended September 30, 2024 was attributable to $461.0 million in purchases of marketable securities and $11.9 million in purchases of property and equipment, offset by proceeds from maturities of marketable securities of $294.0 million.

Financing Activities

Net cash provided by financing activities of $96.9 million during the nine months ended September 30, 2025 was primarily attributable to net proceeds of $131.6 million from the issuance of common stock in at-the-market offerings and proceeds of $4.0 million from the exercise of stock options and stock issued pursuant to the employee stock purchase plan, partially offset by $38.4 million tax withholding payments related to net share settlement of restricted stock units.

Net cash used in financing activities of $18.1 million during the nine months ended September 30, 2024 was attributable to payments under finance leases totaling $29.3 million, offset by proceeds of $11.2 million from the exercise of stock options and stock issued pursuant to the employee stock purchase plan.

Contractual Obligations and Contingencies

As of September 30, 2025, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. For a summary of our critical accounting policies and estimates, refer to Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $576.0 million, primarily invested in U.S. government agency securities and treasuries, certificates of deposit, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $107.3 million and $70.7 million for the years ended December 31, 2024 and 2023, respectively, and $170.8 million and $60.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $667.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate meaningful revenue from product sales unless and until we obtain both regulatory approval and commercialize any of our product candidates. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including anito-cel, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates have adequate safety and efficacy profiles, and the manufactured drug product has quality attributes that are appropriate for use in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and there is a high risk of failure and we may never succeed in developing marketable products.

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

The market opportunities for certain of our product candidates may be limited due to a number of factors including, but not limited to, patient availability, competition, reimbursement coverage and access, system capacity or execution challenges. Consequently, markets may be small, and our projections regarding the size of the addressable market may be incorrect.

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

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $576.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2025, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Recent changes in tax law may adversely affect our business or financial condition. For example, in 2021, there were numerous changes proposed to U.S. federal income tax law, including an increase to the U.S. corporate tax rate, international business operations reform and the imposition of a global minimum tax. If these or similar changes are enacted, our effective tax rate may be adversely impacted in future years. Additionally, many countries, including the United States, and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock. On January 1, 2022, a provision of the legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the TCJA) went into effect, eliminating the option to deduct domestic and foreign research and development costs in the year incurred and instead requiring taxpayers to amortize domestic research and development costs over five years and foreign research and development costs over fifteen years. However, the recently enacted legislation H.R. 1, also known as the “One Big Beautiful Bill Act,” which, among other changes to U.S. federal income tax law, permanently suspends the requirement to capitalize and amortize domestic research and development expenditures and permits such deductions on a current basis.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the European Union, the prevalence of the condition must not be more than 5 in 10,000. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. If a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication, for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated. Even if we or our collaborators obtain orphan designation to a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. The scope of exclusivity is limited to the scope of any approved indication, even if the scope of the orphan designation is broader than the approved indication. Additionally, exclusive marketing rights may be limited if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a product with the same active moiety for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Furthermore, the FDA can waive orphan exclusivity if we or our collaborators are unable to manufacture sufficient supply of the product. If we or our collaborators do not receive or maintain orphan drug designation to product candidates for which we seek such designation, it could limit our ability to realize revenues from such product candidates. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order - that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities, lead to uncertainty in the industry, and disrupt the FDA’s normal operations. Changes in the leadership of the FDA and other federal agencies under the current presidential administration can result in changes in the funding, operations, and policies of the FDA and other federal agencies, which may impact our clinical development plans and timelines.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other foreign, federal, state, or local regulatory agencies, such as furloughs or government shutdowns, restrictions due to public health concerns such as the COVID-19 pandemic, travel restrictions, or staffing shortages, may also increase the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Gilead holds 6,720,803 shares, or approximately 12%, of our outstanding shares of common stock, which may be sold into the market subject to certain limitations set forth in the Amended Standstill Agreement and compliance with applicable securities laws. Such resale could cause the market price of our common stock to drop significantly, even if our business is doing well.

Pursuant to the Amended Standstill Agreement, the shares of common stock acquired by Gilead pursuant to the Purchase Agreement and second common stock purchase agreement with Gilead were subject to a general prohibition on transfer until July 2025, when such prohibition lapsed. Such shares may now be resold by Gilead, subject to compliance by Gilead with certain limitations set forth in the Amended Standstill Agreement as well as applicable securities laws. Pursuant to the Amended Standstill Agreement, Gilead also has certain demand registration rights to require us to register the shares acquired by Gilead pursuant to the Purchase Agreement and second common stock purchase agreement with Gilead for resale. Once we register the shares held by Gilead, however, they can be freely sold in the public market. As these securities are registered for resale, the market price of our stock could decline if Gilead sells them or is perceived by the market as intending to sell them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities by us during the quarter ended September 30, 2025 that were not previously reported in current reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On September 29, 2025, Olivia Ware, a Director of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 11,000 shares of Arcellx, Inc. common stock between December 29, 2025 and December 31, 2026, subject to certain conditions. The duration of this trading plan is 367 days.

On September 29, 2025, David Lubner, a Director of the Company, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 45,000 shares of Arcellx, Inc. common stock between December 29, 2025 and December 31, 2026, subject to certain conditions. The duration of this trading plan is 367 days.

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

Arcellx, Inc.

Date: November 5, 2025	By:	/s/ Michelle Gilson
Michelle Gilson
Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the registrant)