Form 10-K
period 2025-12-31
Arcellx, Inc.
filed 2026-02-26
CIK 1786205

cas

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant's common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.2 billion based on the closing price of the registrant's common stock on the Nasdaq Global Select Market on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
The number of shares of Registrant’s Common Stock outstanding as of February 20, 2026 was 58,479,812.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) contains express or implied forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
our proposed transaction with Gilead Sciences, Inc. (Gilead) and Ravens Sub, Inc., a wholly owned subsidiary of Gilead (Purchaser), consisting of a tender offer and subsequent merger of Purchaser with and into the Company, and other related matters;
•
the expectation that the United States Food and Drug Administration (the FDA) may approve or make a decision regarding the Company's Biologics License Application (the BLA) for anito-cel for patients with relapsed or refractory multiple myeloma (rrMM) on or before the anticipated target Prescription Drug User Fee Act (PDUFA) date of December 23, 2026;
•
our plans and ability to commercialize anito-cel for patients with rrMM, if approved, including the geographic areas of focus and sales strategy, ability to scale capacity to meet demand, and the expected number of available treatment centers;
•
the size of the market opportunity for our product candidates and our ability to maximize those opportunities;
•
the success of competing therapies that are or may become available, including clinical and/or commercial successes of potential competitors;
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
•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other potentially favorable results;
•
the timing, progress, and results of preclinical studies and clinical trials for our programs and product candidates, including statements regarding the timing of initiation, enrollment and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
our ability to recruit and enroll suitable patients in our clinical trials;
•
our estimates of the number of patients who suffer from the diseases we are targeting and the number of participants that will enroll in our clinical trials;
•
the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates, including expected differentiation from other treatments, and the impact on treatment center operations;
•
our plans relating to the further development and manufacturing of our product candidates, including for additional indications that we may pursue;
•
our reliance on third parties to conduct clinical trials of our product candidates and manufacture of our product candidates for preclinical studies and clinical trials;

i

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
•
the impact of global economic and political developments on our business, including medical systems and drug pricing reforms, rising inflation and capital market disruptions, military conflicts in Ukraine, Israel, and the Middle East, tariffs, economic sanctions, political instability, pandemics, climate and/or public health emergencies and economic slowdowns or recessions that may result from such developments which could harm our people or business as well as the value of our common stock and our ability to access capital markets; and
•
our anticipated use of our existing resources.

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

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on delivering a new class of innovative immunotherapies for patients with cancer and other incurable diseases. We believe immunotherapies are one of the forward pillars of medicine, and our mission is to advance humanity by engineering immunotherapies that are safer, more effective and more broadly accessible. Although Chimeric Antigen Receptor T-cells (CAR-Ts) have shown benefits to date, they have primarily been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional CAR-Ts. Existing CAR-T therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be difficult to manufacture, beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can address these limitations by engineering a new class of D-Domain powered immunotherapies, including classical single infusion CAR-Ts called “ddCARs” and dosable and controllable universal CAR-Ts called “ARC-SparX”, to address hematologic cancers, solid tumors, and indications outside of oncology, such as autoimmune diseases.

Our lead program is a BCMA-targeting ddCAR product candidate called anitocabtagene autoleucel or “anito-cel” (formerly, CART-ddBCMA), which is currently being evaluated in our pivotal Phase 2 iMMagine-1, Phase 3 iMMagine-3, and Phase 2 GEM-AnitoFIRST trials in patients with multiple myeloma (MM). We have partnered anito-cel with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement, as described in more detail in “Licenses and Collaborations” below (the Kite Collaboration Agreement).

In 2024, we completed dosing in our pivotal Phase 2 clinical trial (iMMagine-1) of anito-cel in patients with fourth line or later relapsed or refractory MM (rrMM). In December 2025, we announced interim data from our pivotal iMMagine-1 study in patients with rrMM after three or more prior lines of therapy, which were presented during an oral presentation at the 67th ASH Annual Meeting and Exposition. In 2024, Kite initiated a global Phase 3 randomized controlled clinical trial (iMMagine-3) of anito-cel in patients with second through fourth line rrMM. Kite is manufacturing anito-cel for iMMagine-3 and expects the trial to be fully enrolled by mid-2026. This follows the completion of the technical transfer to Kite, which was announced in May 2024, as well as the transfer of the Investigational New Drug (IND) application for anito-cel in MM, which has been cleared by the U.S. Food and Drug Administration (FDA).

On December 23, 2025, we submitted a BLA for anito-cel to treat patients with fourth line or later rrMM to the FDA. On February 20, 2026, the FDA notified us that it has accepted our BLA with an anticipated PDUFA action date of December 23, 2026. On February 22, 2026, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Gilead and Purchaser, as described in more detail in "Pending Acquisition by Gilead" below (the Merger).

Outside of our collaboration with Kite, we intend to evaluate anito-cel for the treatment of certain non-oncology indications, including some autoimmune disorders. We began dosing patients in a Phase 1 trial in generalized Myasthenia Gravis (gMG) in the second half of 2025. We also are advancing several ARC-SparX programs: ACLX-001, which targets BCMA in rrMM and for which Kite exercised its option under the Kite Collaboration Agreement to negotiate a license in November 2023; our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS); and our wholly-owned ACLX-004, which targets CD33 and CD123 in relapsed or refractory AML.

In December 2025, at the American Society of Hematology (ASH) Annual Meeting, we presented interim data from our pivotal Phase 2 iMMagine-1 trial evaluating anito-cel, in patients with rrMM after three or more prior lines of therapy. We believe these results further demonstrate that our D-Domain technology can potentially provide meaningful clinical benefits. As of the October 7, 2025 data cutoff date for the iMMagine-1 ASH presentation, the 117 patients dosed in the study had a median follow-up of 15.9 months. All patients received a single infusion of anito-cel (target dose of 115×106 CAR+ T cells). Within the study population, 102 of 117 patients (87%) were triple refractory, 48 of 117 patients (41%) were penta refractory, 21 of 117 patients (18%) had extramedullary disease, and 47 of 117 patients (40%) had high risk cytogenetics. Patients received a median of three prior lines of therapy, with 65 of 117 patients (56%) having received three prior lines. Efficacy was assessed by an Independent Review Committee (IRC) using the 2016 International Myeloma Working Group (IMWG) uniform response criteria for MM.

Key highlights from the interim data presented for iMMagine-1 as of the October 7, 2025 data cutoff date are as follows:

•
For the 117 patients with median follow-up of 15.9 months:
•
96% (112 of 117) overall response rate (ORR) achieved;
•
86 of 117 (74%) patients achieved complete response (CR) or a stringent complete response (sCR); and
•
103 of 117 (88%) patients achieved very good partial response (VGPR) or higher.
•
Of the overall MRD evaluable group, 91 of 96 patients (94.8%) were MRD-negative at a minimum of 10-5 sensitivity and 68 of 87 patients (78.2%) were MRD-negative at a minimum of 10-6 sensitivity. Of the MRD evaluable group with sufficient follow up, 54 of 65 patients (83.1%) were MRD-negative for at least 6 months at a minimum of 10-5 sensitivity.
•
Median progression free survival (PFS), and overall survival (OS) were not reached, as less than half of all dosed subjects had experienced an event of progression or death.
•
Using the Kaplan-Meier analysis, which calculates the cumulative survival probability in any given length of time through analysis of subjects who have had an event (death or progression) within specified time intervals:
•
PFS rates, which reflect the percentage of patients who are alive and have not progressed, at 6, 12, 18, and 24 months were 93%, 82% and 67%, and 62%, respectively;
•
OS rates, which reflect the percentage of patients who are alive at 6, 12, 18 and 24 months were 96%, 94%, 88%, and 83%, respectively.

To date, no delayed neurotoxicities, including no Parkinsonism, no cranial nerve palsies, no Guillain-Barré syndrome, and no immune effector cell-associated enterocolitis have been observed with anito-cel with all patients dosed more than 12 months ago.

Additionally, in December 2024, at the ASH Annual Meeting, we had presented updated data from our ongoing Phase 1 clinical trial for anito-cel for the treatment of rrMM. As of the October 3, 2024, data cutoff date, 38 patients were evaluable for safety and efficacy analysis using IMWG uniform response criteria for MM. These evaluable patients comprised the dose escalation cohorts for the first dose level (DL1) (n=6), the second dose level (DL2) (n=6), and a dose expansion cohort of DL1 (n=26).

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

We believe these results from our pivotal Phase 2 iMMagine-1 trial along with the Phase 1 trial of anito-cel, which together supported the filing of a BLA to the FDA in December 2025, demonstrate the potential for anito-cel to become a best-in-class treatment for patients suffering from rrMM, including those considered high risk. MM is the third most common hematological malignancy in the United States and Europe, with approximately 36,000 new cases diagnosed per year in the United States. Although changes in the treatment landscape for MM have increased the rates of and depth of response (antitumor activity), MM is currently considered incurable; and patients typically have a life expectancy of just over five years. We estimate that the size of the global MM market was approximately $26 billion in 2025 and that the current total addressable global CAR-T market for rrMM to be $12 billion or more based on the number of patients who are receiving second line treatments and beyond.

We are also rapidly pursuing clinical development of anito-cel in earlier lines of therapy through our Phase 3 iMMagine-3 clinical trial in second through fourth line rrMM in collaboration with Kite, which is expected to complete enrollment in mid-2026. As described in more detail in “Licenses and Collaborations” below, we are collaborating with Kite to co-develop and co-commercialize anito-cel as well as other autologous and non-autologous CAR-T cell therapies that use the same D-domain BCMA binder for the treatment of MM, pursuant to the Kite Collaboration Agreement.

We have summarized our preclinical and clinical programs in the pipeline chart below and indicated where such programs are subject to the Kite Collaboration Agreement, which is described in “Licenses and Collaborations” below. Except for such partnered programs, we have worldwide rights to all our programs.

* Kite exercised its option to negotiate a license for ACLX-001 and retains one remaining option for a select ARC-SparX program in multiple myeloma and lymphoma

Outside our collaboration with Kite, we are also advancing anito-cel into select autoimmune disorders. In the second half of 2025, we began dosing patients in our Phase 1 clinical trial of anito-cel in gMG, a rare autoimmune disease characterized by severe muscle weakness. In gMG, the body’s immune system mistakenly attacks proteins in the neuromuscular junction, disrupting neuromuscular signaling and preventing muscle contraction. We believe anito-cel's mechanism in targeting plasma cells through BCMA may be a relevant mechanism to address the underlying pathogenesis of disease. We estimate that gMG affects over 100,000 people in the United States and there is no known cure.

We are also advancing our novel ARC-SparX programs. ARC-SparX are adaptable versions of ddCARs where the antigen-targeting region is located on a SparX protein that can be dosed separately from the ARC-T cells, our proprietary D-Domain based universal CAR-T-cells that are designed to activate only when bound to a SparX protein that is bound to an antigen on a cell. We initiated our Phase 1 clinical trial of ACLX-001, the first product candidate developed under our ARC-SparX platform, for the treatment of rrMM in 2022. ACLX-001 is an immunotherapeutic combination composed of our ARC-T-cells and SparX proteins that target BCMA. This trial is intended to establish an ARC-SparX dosing regimen and prepare for ARC-SparX trials in expanded indications. In 2023, Kite exercised its option under the Kite Collaboration Agreement to negotiate a license for ACLX-001. Our lead wholly-owned ARC-SparX indication is AML/MDS, for which we have multiple SparX in development targeting different antigens. We initiated the Phase 1 clinical trial for ACLX-002, an ARC-SparX product candidate targeting CD123, for the treatment of AML/MDS in 2022 and received FDA clearance of an IND application for ACLX-004, which targets CD33 and CD123, for the treatment of AML in 2025.

We believe we are building a broad and scalable pipeline that positions us to capitalize on the potential of our proprietary platform technologies to potentially achieve long-term growth and sustainability within the field of immunotherapy. We believe our therapeutic approaches, ddCAR and ARC-SparX, will enable us to select mechanisms that are most appropriate for each target and indication we may choose to pursue based on underlying disease biology and patient need, such as in solid tumors, including small cell lung cancer (SCLC) and hepatocellular carcinoma (HCC). We are also integrating AI-powered discovery and computational tools to expand the applicability of our platforms.

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

The recent availability of CAR-T products introduces an unprecedented “living therapeutic” modality that offers benefits well beyond what previous oncology modalities offered. For the first time, these therapeutics directly harness the strength of the patient’s own immune system to significantly reduce, even potentially eradicate, tumors. While CAR-Ts have shown significant progress in extending or improving the lives of patients who often have no other treatment options, there remain limitations to their broader use, including variable long-term efficacy, significant adverse effects, narrow applicability, and limited access. Our mission is to advance humanity by engineering immunotherapies that are safer, more effective, and broadly accessible. We plan to achieve this goal by maximizing the impact of our proprietary D-Domain binders, which may enable CAR-Ts to have distinct advantages that address these limitations, including achieving promising preliminary clinical data with high ORR and durable responses, potentially differentiated safety profile, opportunity to treat a broader group of patients, and potential manufacturability advantages through our D-Domain technology and the partnership with an experienced CAR-T company (see Kite Collaboration Agreement), as detailed in the section entitled “CAR-T Background & Current Limitations” below.

The foundation of our competitive advantage is our proprietary technology, clinical evidence, track record of execution, manufacturing success, and assembly of a proven management team. We believe these advantages, and our recent partnership around our lead program anito-cel with global CAR-T leader, Kite, position us to achieve significant market share in a large and attractive market and to ultimately transform the CAR-T market, contributing to a significant advancement in medicine.

Pending Acquisition by Gilead

Merger Agreement

On February 22, 2026, we entered into the Merger Agreement with Gilead and Purchaser. The Merger Agreement provides for the acquisition of the Company by Gilead in a two-step transaction, consisting of a tender offer (the Offer) followed by a subsequent merger of Purchaser with and into the Company (the Merger and together with the Offer and the other transactions contemplated by the Merger Agreement, the Transactions), with the Company continuing as the surviving corporation.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer, to acquire all of our issued and outstanding shares of common stock, par value $0.001 per share (the Shares), other than any Shares owned immediately prior to the effective time of the Merger by the Company (including shares held in our treasury) and any Shares owned both as of the date of the commencement of the Offer and immediately prior to the effective time of the Merger by Gilead, Purchaser or any other direct or indirect wholly owned subsidiary of Gilead, for (x) $115.00 per Share (the Closing Amount), net to the seller in cash, without interest and subject to any required withholding of taxes, and (y) one contractual contingent value right (a CVR), which will represent the right to receive one contingent payment of $5.00 per CVR, in cash, without interest and subject to any required withholding of taxes, payable upon the achievement of a specified milestone in accordance with the terms and subject to the conditions of a contingent value rights agreement (the CVR Agreement), to be entered into with a rights agent selected by Gilead and reasonably acceptable to us (the Rights Agent) (the Closing Amount plus one (1) CVR together, the Offer Price). The Offer will initially remain open for a minimum of 20 business days from the date of commencement of the Offer, subject to possible extension pursuant to the terms of the Merger Agreement.

The obligation of Purchaser to consummate the Offer is subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including that there will have been validly tendered, and not validly withdrawn, in the Offer a number of Shares that, considered together with all other Shares owned by Purchaser and its affiliates, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of the representations and warranties of the Company contained in the Merger Agreement (subject to certain materiality exceptions), material compliance by us with our covenants under the Merger Agreement, the expiration or termination of the waiting period applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, other specified notices, approvals or clearances in accordance with foreign antitrust laws having been given and obtained, the absence of any law or order prohibiting the consummation of the Offer or the Merger in any jurisdiction in which Gilead or the Company has material business operations, and other customary closing conditions set forth in the Merger Agreement. Consummation of the Offer is not subject to a financing condition.

As soon as practicable following the consummation of the Offer, subject to the terms and conditions of the Merger Agreement, the Merger will be effected under Section 251(h) of the Delaware General Corporation Law, as amended (DGCL), without a meeting or vote of our stockholders.

At the effective time of the Merger (the Effective Time), each Share (other than (i) Shares owned by the Company (including shares held in our treasury), (ii) Shares owned both as of the date of the commencement of the Offer and immediately prior to the Effective Time of the Merger by Gilead, Purchaser, or any other direct or indirect wholly owned subsidiary of Gilead, (iii) Shares irrevocably accepted for purchase pursuant to the Offer and (iv) Shares held by stockholders who have properly exercised and perfected their demands for appraisal of such Shares in accordance with the DGCL and have neither withdrawn nor lost such rights prior to the Effective Time of the Merger) will be converted into the right to receive (A) the Closing Amount in cash, in each case without any interest thereon, subject to any withholding of taxes, plus (B) one (1) CVR (the Merger Consideration).

At the Effective Time, each option to purchase Shares (each, a Company Option) that is then outstanding and unexercised, whether or not vested, and which has a per share exercise price that is less than the Closing Amount, will be canceled and converted into the right of the holder to receive (x) (subject to any applicable withholding taxes) a lump-sum cash payment equal to (i) the excess (if any) of (a) the Closing Amount over (b) the per Share exercise price subject to such Company Option, multiplied by (ii) the total number of Shares subject to such Company Option immediately prior to the Effective Time, plus (y) one (1) CVR for each Share subject to such Company Option immediately prior to the Effective Time. At the Effective Time, each Company Option that is then outstanding and unexercised, whether or not vested, and which has a per share exercise price that is equal to or greater than the Closing Amount, will be canceled with no additional consideration payable therefor.

At the Effective Time, each award of restricted stock units with respect to Shares (each, a Company RSU) that is then outstanding, whether or not vested, will be canceled and converted into the right of the holder to receive (x) (subject to any applicable withholding taxes) a lump-sum cash payment equal to (i) the Closing Amount, multiplied by (ii) the total number of Shares subject to such Company RSU immediately prior to the Effective Time (with the number of Shares underlying any Company RSUs that are subject to performance-based vesting conditions determined based on achievement of actual performance in connection with the Merger, as determined by our board of directors or a committee thereof) and (y) one (1) CVR for each Share subject to such Company RSU immediately prior to the Effective Time.

The Merger Agreement contains certain termination rights for the Company and Gilead, including, among others, the right of (i) the Company to terminate the Merger Agreement in order to enter into a Specified Agreement (as defined in the Merger Agreement) and (ii) Gilead to terminate the Merger Agreement as a result of the board of directors changing its recommendation with respect to the Offer. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Gilead a termination fee in the amount of $260.0 million.

Contingent Value Rights Agreement

At or prior to the Offer Acceptance Time, Gilead and the Rights Agent will enter into the CVR Agreement. Pursuant to and subject to the terms and conditions of the Merger Agreement, holders of Shares (other than certain exceptions detailed in the Merger Agreement), will be entitled to one (1) CVR for each Share outstanding (A) that Purchaser accepts for payment from such holder pursuant to the Offer or (B) owned by or issued to such holder as of immediately prior to the Effective Time and converted into the right to receive the Merger Consideration from Purchaser pursuant to the Merger Agreement. Each holder of Company Options and Company RSUs will be entitled to one (1) CVR for each Share subject to such Company Option or Company RSU immediately prior to the Effective Time. The CVRs are contractual rights only and not transferable except under certain limited circumstances, will not be certificated or evidenced by any instrument, and will not be registered with the SEC or listed for trading. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Gilead, Purchaser, the Company or any of their affiliates.

Each CVR will represent a non-tradable contractual contingent right to receive one contingent payment in an amount equal to $5.00 per CVR, in cash, without interest (except deemed interest for tax purposes, as applicable), payable if, after the closing of the Merger, the cumulative worldwide Sales (as defined in the CVR Agreement) of the anito-cel product exceed $6.0 billion on or prior to December 31, 2029.

There can be no assurance that any CVR Payment will be received.

Tender and Support Agreements

On February 22, 2026, in connection with the execution and delivery of the Merger Agreement, entities affiliated with New Enterprise Associates, entities affiliated with SR One Capital Fund I Aggregator, L.P., each of our directors and executive officers and certain other members of our management team (collectively, the Support Stockholders), solely in their respective capacities as stockholders of the Company, each entered into a tender and support agreement (collectively, the Support Agreements) with Gilead and Purchaser, pursuant to which each Support Stockholder agreed, among other things, (i) to tender all of its, his or her Shares, (ii) to vote against other proposals to acquire the Company and for any proposal for the Merger and (iii) to certain other restrictions on its, his or her respective ability to take actions with respect to the Company and its or his or her Shares. The Support Stockholders collectively own or control an aggregate of approximately 10.3% of the outstanding Shares as of February 19, 2026. Each of the Support Agreements will terminate upon the first to occur of (a) the valid termination of the Merger Agreement in accordance with its terms, (b) the Effective Time, (c) the termination thereof by written notice from Gilead to the Support Stockholders or (d) any amendment or change to the Merger Agreement or the Offer that is effected without the Stockholder’s consent that decreases the amount, or changes the form, of consideration payable to all stockholders of the Company pursuant to the terms of the Merger Agreement.

For additional information related to the Merger Agreement and the transactions contemplated thereby, please refer to the relevant materials that we have filed and will file with the SEC and that will contain important information about the Company and the Transactions.

Our Strategy

Our strategy to achieve our mission is as follows:

•
In collaboration with Kite, advance anito-cel to treat MM patients in the United States and abroad;
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

Our Team

Our team and culture are critical to realizing our vision of reimagining immunotherapies as one of the future pillars of medicine.

We are led by a diverse team of executives with significant experience in business, discovery, development, manufacturing, and commercialization of differentiated and novel therapies specifically in the fields of oncology, CAR-T and rare diseases. Rami Elghandour, our Chairman and Chief Executive Officer, previously served as President and Chief Executive Officer at Nevro where he grew the company from a small private company to a publicly traded commercial organization with nearly $400 million in revenue.

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

We have attracted a diverse and talented group of innovators and company builders to help us execute our strategy and to build a transformative CAR-T platform company. Collectively, we are driven by our shared purpose and our values.

As of December 31, 2025, we had 209 full-time employees and we are committed to continuing to build and maintain a diverse and inclusive organization. We believe focusing on diversity and inclusion is not only the right thing to do but is also a competitive advantage. We also believe talent is equally distributed across gender, ethnicity and is not overly represented in any single group. As such, we believe focusing on building high performance teams naturally leads to building diverse teams. We are purposeful in our efforts to create a culture and environment that attracts and retains top talent, including talent from underrepresented groups as reflected in the diversity throughout our organization:

•
Total Company: 54% female; 76% diverse (gender, racial & ethnic representation);
•
Board of Directors: 50% female; 75% diverse;
•
Executive Leadership: 60% female; 90% diverse;
•
Directors roles: 50% female; 66% diverse;
•
Managers and senior scientists with managerial responsibilities: 46% female; 66% diverse; and
•
Technical and Scientific roles: 48% female; 71%diverse.

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

CAR-T Background & Current Limitations

Background

T-cells are a key component of the immune system that can target diseased cells for elimination through the recognition of cell surface antigens. A growing understanding of the immune system over the years and advances in cell, gene and protein engineering have led to approved genetically modified CAR-T products.

Genetically modified CAR-T involves isolating immune cells, modifying them outside of the patient’s body and then reintroducing them into the patient to destroy diseased cells. Such cell therapies have largely focused on using the patient’s own T-cells (autologous approach) to express engineered antigen receptor complexes, such as TCRs or CARs. The extracellular binding domain of the TCR or CAR recognizes the antigen, and, after the T cell binds with the cell expressing the antigen, the intracellular signaling domain induces cell killing and activates pathways specific for the T cell’s proliferation and survival.

The recent availability of CAR-T products introduced an unprecedented “living therapeutic” modality that offers benefits well beyond what previous oncology modalities offered. For the first time, these therapeutics directly harness the strength of the patient’s own immune system to significantly reduce, even potentially eradicate, tumors. Initially evaluated in indications where patients were refractory to multiple lines of therapy and had generally exhausted their therapeutic options, CAR-Ts have shown response rates that exceed many other available modalities, and are now being evaluated in earlier line settings. Particularly striking is that these responses are achieved with a single, personalized administration of the CAR-T, generally achieving rapid and durable responses with toxicities resolving in days to weeks. This transformative therapy results in extended quality of life benefits without maintenance or additional treatment.

As of December 31, 2025, there are seven FDA approved CAR-T cell therapies:

•
Carvykti (ciltacabtagene autoleucel), which has been approved by the FDA for treatment of adult patients with rrMM after one or more prior line of therapy including a proteasome inhibitor and an immunomodulatory agent, and are refractory to lenalidomide;
•
Abecma (idecabtagene vicleucel), which has been approved by the FDA for treatment of adult patients with rrMM after two or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody;
•
Breyanzi (lisocabtagene maraleucel), which has been approved by the FDA for treatment of adult patients with large B-cell lymphoma (LBCL) that is refractory to first-line chemoimmunotherapy or relapse after first-line chemoimmunotherapy within 12 months or are also ineligible for stem cell transplantation, and relapsed or refractory LBCL after two or more lines of systemic therapy; adult patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) after two or more prior lines of therapy, including a Bruton tyrosine kinase (BTK) inhibitor and B-cell lymphoma 2 (BCL-2) inhibitor under accelerated approval; adult patients with relapsed or refractory follicular lymphoma (FL) after two or more prior lines of systemic therapy under accelerated approval; adult patients with relapsed or refractory mantle cell lymphoma (MCL) after two or more prior lines of systemic therapy including a BTK inhibitor; and adult patients with relapsed or refractory marginal zone lymphoma (MZL) after two or more prior lines of systemic therapy.
•
Kymriah (tisagenlecleucel), which has been approved by the FDA for treatment of patients up to 25 years of age with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (ALL) that is refractory or in second or later relapse; adult patients with relapsed or refractory LBCL after two or more lines of systemic therapy; and adult patients with relapsed or refractory follicular lymphoma after two or more lines of systemic therapy;
•
Tecartus (brexucabtagene autoleucel), which has been approved by the FDA for treatment of adult patients with relapsed or refractory mantle cell lymphoma under accelerated approval; and adult patients with relapsed or refractory B-cell precursor ALL;
•
Yescarta (axicabtagene ciloleucel), which has been approved by the FDA for treatment of adult patients with LBCL that is refractory to first-line chemoimmunotherapy or relapse within 12 months of first-line chemoimmunotherapy, and relapsed or refractory LBCL after two or more lines of systemic therapy; and adult patients with relapsed or refractory follicular lymphoma after two or more lines of systemic therapy under accelerated approval; and
•
Aucatzyl (obecabtagene autoleucel), which has been approved by the FDA for treatment of adults with relapsed or refractory B-cell precursor ALL.

Hematologic cancers represent a robust and growing market opportunity for CAR-T cell therapies. These cancers, which include leukemia, lymphoma and myeloma, account for approximately 10% of all cancer incidences in 2025. Sales of CAR-T therapies in hematologic cancers exceeded $5.9 billion in 2025, representing year over year growth of 30%.

Current Limitations

While CAR-T and other genetically modified cell therapies have shown significant progress in extending the lives of patients who often have no other treatment options, there are limitations to their broader use, including:

•
Variable Long-Term Efficacy: FDA-approved CAR-Ts may offer higher response rates compared to other available therapies, but efficacy as measured by the DOR is highly variable between different CAR-T programs and also within the same program for different patients. Further, unmet need remains for patients with high-risk prognostic features, who often do not achieve deep, durable responses with other modalities and other CAR-Ts.
•
Significant Adverse Effects: Some cell therapies also have the potential to cause several adverse effects. Uncontrolled cellular expansion and off-target binding, and the potentially related side effects such as non-ICANS/delayed neurotoxicities (Parkinsonism, cranial nerve palsies, and Guillain-Barré syndrome) and Immune Effector Cell-associated (IEC-EC) as well as other potential toxicities may stifle the broader use of these therapies in several key ways. Specifically, they may limit the number of patients that are eligible for treatment, complicate adoption into earlier lines of treatment, preclude the use of these therapies in the non-academic and outpatient settings, and increase costs to patients, payers and providers due to the need for intensive care unit access when they are used.
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
•
Limited Access: Due to the potential for severe toxicities, the limited number of treatment centers, supply constraints due to manufacturing complexity and scalability of processes, length of the regulatory process, and the substantial capital requirements for bringing cell therapies to market at scale, CAR-Ts are still not widely available for oncology patients. Further, FDA-approved CAR-Ts are primarily administered and managed in authorized treatment centers, which represent approximately 7-8% of oncology/hematology practices in the United States.

Our Solution

Our mission is to advance humanity by engineering cell therapies that are safer, more effective, and broadly accessible. We plan to achieve this goal by maximizing the impact of our proprietary D-Domain binders, which enable CAR-Ts to have distinct advantages including:

•
Promising Clinical Data–High ORR and Durable Responses: In our iMMagine-1 clinical trial of anito-cel in the 117 patients with rrMM, we reported an ORR of 96%, a complete response/stringent complete response (CR/sCR) rate of 74%, and 12-month PFS rate of 82% with a median follow up of 15.9 months. In our Phase 1 trial of anito-cel in 38 patients with rrMM, we reported an ORR of 100%, a CR/sCR rate of 79%, and median PFS of 30 months with a median follow up of 38 months. We believe these results demonstrate the capability of D-Domains not only to effectively bind target antigens and drive CAR-T cell proliferation but also to enable efficient killing of a substantial proportion of tumor cells. High cell surface expression, low propensity for tonic signaling, and fast off-rate of D-Domains may enable more effective interactions between the CAR and the antigen as well as reduced T-cell exhaustion, which may explain the rapid and long-term responses currently observed in our Phase 1 and iMMagine-1 clinical trials. Notably, the durable responses also provide patients a treatment-free interval unique to CAR-T therapies versus other therapeutic modalities in MM.
•
Potentially Differentiated Safety Profile: In our clinical trials of anito-cel, we did not observe any non-ICANS/delayed neurotoxicities, including no Parkinsonism, no cranial nerve palsies, and no Guillain-Barré syndrome, and no IEC-EC in the entire population through the follow-up period. Our D-Domains have a low propensity for tonic signaling, high target specificity, and a fast off-rate, which are differentiating characteristics vs. biologics-based CAR-Ts. Additionally, we believe the small and stable structure of the D-Domain enables a high transduction rate, resulting in a high proportion of cells expressing the CAR construct on the cell surface (CAR+ cells), as we observed in our clinical trials of anito-cel. A high proportion of CAR+ cells lowers the total number of T-cells required to be administered which we believe may yield a therapy with an improved toxicity profile, consistent with currently available results of the clinical trials of anito-cel. A 2022 cross-trial safety analysis on CAR-Ts by the FDA supports this concept, finding lower transduction frequency in the CAR-T product was significantly associated with higher rates of severe CRS. Additionally, the lower rates of Grade 3+ infections and non-relapse mortality observed in the iMMagine-1 clinical trial as compared to other late-line rrMM pivotal trials may provide a safety advantage versus other therapeutic options in MM such as bispecifics. Although anito-cel has not been compared in any head-to-head studies to evaluate this potential advantage.
•
Opportunity to Treat a Broader Group of Patients: We believe the preliminary positive results of our clinical trials of anito-cel underscores the advantages conferred by our D-Domain binders. The potential safety profile may allow for increased access through outpatient dosing and ability to discharge patients sooner. This may expand access to be more similar to other therapeutic options such as bispecifics. Additionally, we plan to continue to expand our pipeline of D-Domain based CAR-Ts to a wider variety of indications in the future. Based on the differentiation of the D-Domain, and the breadth and depth of our D-Domain libraries, we believe we can expand to a broader group of patients, including those with heterogeneous tumor antigen expression and antigen targets that might be difficult to target. We are currently developing therapies within both our ddCAR and ARC-SparX platforms to treat a broad variety of indications, starting with rrMM, AML/MDS, gMG and, in the future, solid tumors.
•
Potential Advantages from D-Domain Manufacturability and Experienced CAR-T Partner: We believe the manufacturing data from our clinical trials of anito-cel demonstrate the potential manufacturing advantages conferred by D-Domains vs. scFv and biologics-based constructs used in CAR-T therapies. Along with the experience and established global CAR-T infrastructure offered by our Kite Collaboration Agreement, which has resulted in high success rates and reliability in delivering their currently marketed products; we are encouraged by our combined potential to mitigate the supply constraints to support our launch of anito-cel in rrMM. Further, we believe the Kite Collaboration Agreement and the associated economic terms substantially limit our need for additional capital to build out commercial manufacturing infrastructure.

The foundation of our proprietary platform is our D-Domain technology, that has generated promising initial clinical data. We believe our D-Domain technology is a transformational platform that enables us to take the right approach for the right indication within CAR-T. The strengths of the D-Domains are its size, stability, and structure which make it a unique and essential building block for making next generation CAR-Ts to unlock the potential of this therapeutic category which is poised to be one of the forward pillars of medicine. Our method of generating D-Domains, and the individual binders themselves are protected in our patent portfolio, which as of December 31, 2025, includes 51 U.S. and foreign patents and over 100 U.S. and foreign pending applications.

We are generating D-Domains against multiple targets which can then be deployed to create a new class of D-Domain powered CAR-Ts, including ddCAR and ARC-SparX CAR-T therapies, to address hematologic cancers, solid tumors, and indications outside of oncology such as autoimmune diseases. ddCARs are single infusion CAR-Ts enhanced with our D-Domains as the antigen recognition motif. ARC-SparX are adaptable versions of ddCARs where the SparX protein is dosed separately from the ARC-T cell. Our ARC-T-cells are dosable, controllable, universal CAR-Ts designed to activate only when combined with a SparX protein that is bound to an antigen on a cell.

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
4
3
2
1
0
D domain
1
2
3
4
5
Dilution (log)
25C
40C
55C
70C
100C

scFvs can unfold and/or aggregate leading to malfunction

Aggregation
% of monomeric protein
100
50
0
scFv
p26
q26

Thermal Stability
PD-L1 Binding (A450)
4
3
2
1
0
scFv
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
Cell Death
ARC-T

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

In MM, we plan to:

•
In collaboration with Kite, seek regulatory approval of our lead product candidate, anito-cel, with results from our Phase 1 clinical trial and our pivotal Phase 2 iMMagine-1 clinical trial in rrMM;
•
In collaboration with Kite, pursue expanded access to anito-cel through other label expansion clinical trials, including iMMagine-3, GEM-AnitoFIRST and others;

•
Through our ex-U.S. partner, Kite, pursue clinical development of anito-cel in other key geographies, such as Europe and Asia; and
•
Evaluate the potential of our ARC-SparX technology through our ongoing Phase 1 clinical trial of ACLX-001 in rrMM.

In AML/MDS, we plan to:

•
Pursue AML/MDS with a library of SparX proteins beginning with our wholly-owned ACLX-002 program, which is currently in a Phase 1 clinical trial, and continuing with our ACLX-004 program; and
•
Explore trials that evaluate the use of a single administration of ARC-T-cells together with a combination of SparX proteins engineered to target different AML and MDS antigens, to extend the power of the platform.

In additional indications, we plan to:

•
Evaluate the efficacy of anito-cel in indications outside of oncology, including in some autoimmune indications such as gMG.
•
Extend benefits of our D-Domain platform by applying ddCARs and ARC-SparXs to additional hematological and solid tumor indications, including SCLC and HCC.

Our Pipeline

We have built a broad and scalable pipeline that has positioned us to capitalize on the potential of our proprietary platform technologies and achieve long-term growth and sustainability within the field of CAR-T. We have summarized our preclinical and clinical programs in the pipeline chart below and indicated where such programs are subject to the Kite Collaboration Agreement, which is described in “Licenses and Collaborations” below. Except for such partnered programs, we have worldwide rights to all of our programs:

* Kite exercised its option to negotiate a license for ACLX-001 and retains an option for additional select ARC-SparX programs in multiple myeloma and lymphoma

Our Multiple Myeloma Program

Our MM program is led by our anito-cel product candidate, which is an autologous CAR-T comprised of D-Domain powered T-cells that have been genetically modified to recognize and kill specific cells expressing BCMA, a target antigen for multiple myeloma. In collaboration with Kite, we are advancing our anito-cel product through our pivotal Phase 2 iMMagine-1 trial in patients with rrMM, which we initiated in 2022 and are currently pursuing U.S. regulatory approval. We and Kite are also evaluating anito-cel in our global Phase 3 iMMagine-3 trial in second through fourth line patients with rrMM which began dosing patients in 2024. Anito-cel has been granted Fast Track and Orphan Drug by the FDA. In 2021, we also received Regenerative Medicine Advanced Therapy (RMAT) designation for anito-cel for the treatment of multiple myeloma. In collaboration with Kite, we plan to continue to enroll more patients into additional clinical trials, to support label expansion to enter into earlier lines of therapy and include patients who have had prior BCMA-targeted therapies. For example, in 2025 we initiated the GEM-AnitoFIRST study in frontline MM which serves as the safety lead-in to future pivotal trials in the frontline MM setting. Additionally, pursuant to the Kite Collaboration Agreement, as further described in “Licenses and Collaborations” below, Kite will pursue international clinical trials to expand into geographic locations in Europe and Asia-Pacific. We are also advancing our initial ARC-SparX program, ACLX-001, an immunotherapeutic combination composed of ARC-T-cells and bi-valent SparX proteins targeting BCMA, to treat rrMM. In December 2023, Kite exercised its option under the Kite Collaboration Agreement to negotiate a license for ACLX-001.

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

MM is the third most common hematological malignancy in the United States and Europe, representing approximately 10% of all hematological cancer cases, 20% of deaths due to hematological malignancies and, by our estimate, impacting over 175,000 patients globally each year. The Surveillance, Epidemiology, and End Results (SEER) Program database projects that approximately 35,000 new cases of MM in the United States and over 36,000 new cases in six select markets within Europe and Asia.

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

We estimate that the size of the global MM market was approximately $26 billion in 2025 and that the current total addressable CAR-T market for rrMM to be $12 billion or more based on the number of patients who are receiving second line treatments and beyond.

As of December 31, 2025, the two CAR-T therapies targeting BCMA that have been approved by the FDA are Abecma and Carvykti, developed and marketed by 2seventy bio/Bristol Myers Squibb and Legend/Johnson & Johnson, respectively. Currently, Abecma is approved for the treatment of adult patients with rrMM after two or more prior lines of therapy including an immunomodulatory agent (IMiD), a proteasome inhibitor (PI), and an anti-CD38 monoclonal antibody. Carvykti is approved for the treatment of adult patients with rrMM who have received at least 1 prior line of therapy, including a PI and an IMiD and are refractory to lenalidomide. In addition to its current approval in rrMM, Carvykti is currently enrolling additional clinical trials to expand into front-line multiple myeloma treatment.

Carvykti, developed by Legend/Johnson & Johnson, has demonstrated an ORR of 97.9%, a CR/sCR rate of 82%, an estimated median progression-free survival (mPFS) of 34.9 months, and an estimated median overall survival (mOS) of 60.7 months in the Phase 1b/2 CARTITUDE-1 trial in patients with rrMM that had received 3 or more prior lines of therapy. Abecma developed by 2seventy bio/Bristol Myers Squibb, has demonstrated an ORR of 73.4%, and an sCR/CR rate of 33% with an estimated mPFS of 8.8 months in the Phase 2 KarMMa trial in patients with rrMM that had received 3 or more prior lines of therapy.

Although approved BCMA-targeting CAR-T therapies represent a step forward, there remains a need for improved overall response, durability, safety, and accessibility, especially in difficult to treat patient populations. For example, Carvykti has a Black Box warning for Parkinsonism, Guillain-Barré syndrome, and IEC-EC, and its label contains Warnings and Precautions for

Neurologic Toxicities, including those not considered ICANS such as Parkinsonism, Guillain-Barré Syndrome, Immune Mediated Myelitis, Peripheral Neuropathy, Cranial Nerve Palsies, and IEC-EC. Additionally, across the clinical trials of Abecma and Carvykti, several poor prognostic factors have been identified including the presence of extra-medullary disease (EMD) and more broadly plasmacytomas, ISS stage 3, high tumor burden, and high-risk cytogenetics. In clinical trials in rrMM, these patients demonstrated shorter PFS rates. For example, in the Phase 1b/2 trial of Carvykti (CARTITUDE-1), patients with plasmacytomas (of which ~2/3 had EMD) demonstrated a mPFS of 13.8 months, patients with ISS stage 3 disease demonstrated a mPFS of 15.0 months, patients with BMPC ≥60% demonstrated a mPFS of 24.1 months, and patients with high risk cytogenetics demonstrated a mPFS of 21.1 months.

In addition to the FDA-approved CAR-T therapies targeting BCMA, several other BCMA-targeting therapies have been approved by the FDA for treatment of rrMM, these include BCMA-targeting TCEs and ADCs.

•
In October 2022, the BCMA-targeting bispecific antibody, Tecvayli developed by Johnson & Johnson, received accelerated approval for treatment of adults with rrMM who have received at least four prior lines of therapy. Tecvayli has reported an ORR of 63% and a CR/sCR rate of 46%, with a mPFS of 11.4 months. However, Tecvayli is dosed weekly or biweekly, and is administered under a Risk Evaluation and Mitigation Strategy (REMS) program and requires hospitalization through the initial titration period. Tecvayli has also been studied in rrMM patients with one to three prior lines of therapy for which two positive trials were announced, the MajesTEC-3 trial in combination with Darzalex and the MajesTEC-9 trial as monotherapy, and is expected to receive earlier line approval in the first half of 2026.
•
In August 2023, the BCMA-targeting bispecific antibody, Elrexfio, developed by Pfizer, received accelerated approval for treatment of adults with rrMM who have received at least four prior lines of therapy. Elrexfio has reported an ORR of 61% and a CR/sCR rate of 37%, with a mPFS of 17.2 months. However, Elrexfio is dosed weekly or biweekly, and is administered under a REMS, and requires hospitalization following administration of the initial doses. Additional trials for Elrexfio in earlier lines are ongoing.
•
In July 2025, the BCMA-targeting bispecific antibody, Lynozyfic, developed by Regeneron, received accelerated approval for treatment of adults with rrMM who have received at least four prior lines of therapy. Lynozyfic has reported an ORR of 70% and a CR/sCR rate of 45%. However, Lynozyfic is dosed weekly, biweekly, or monthly, and is administered under a REMS, and requires hospitalization following administration of the initial doses. Additional trials for Lynozyfic in earlier lines are ongoing.
•
In October 2025, the BCMA-targeting antibody drug conjugate (ADC), Blenrep (belantamab mafodotin), developed by GSK, received approval in combination with bortezomib and dexamethasone (BelaVd) for treatment of adults with rrMM who have received at least two prior lines of therapy. This Blenrep regimen has reported an ORR of 81.5% and a CR/sCR rate of 31.5%, with a mPFS of 31.3 months. However, Blenrep is dosed every three weeks, and is administered under a REMS, and requires ophthalmic exams at baseline, before each dose, promptly for new or worsening symptoms, and as clinically indicated.

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

Our Phase 2 pivotal trial of anito-cel in rrMM, the iMMagine-1 trial is a single-arm, open-label, evaluation of the efficacy of anito-cel, as measured by the primary endpoint of ORR. Key secondary endpoints include sCR/CR rate and duration of response of a single infusion of anito-cel after lymphodepleting chemotherapy. The primary endpoint was selected based on historical precedent of the primary endpoint used in other CAR-T pivotal trials and the selection of this primary endpoint has been reviewed and agreed with the FDA. To be eligible, patients must have had at least 3 prior lines of treatment, which had to include an IMiD, PI and an anti-CD38 antibody, be refractory to the most recent line of therapy, have an ECOG performance status of 0 or 1, have measurable disease, and have adequate function of vital organs. This trial is being conducted at institutions in the United States only. Other secondary and/or exploratory endpoints will include progression free survival (PFS), OS, assessment of minimal residual disease, further characterization of the safety profile of anito-cel in a larger patient population, and confirmatory correlative biomarker analysis for pharmacology, predictive biomarkers of depth and duration of response, and manufactured anito-cel cell phenotyping. Based on continued positive data from this clinical trial and feedback from regulatory authorities, we filed a BLA in collaboration with Kite and were assigned a December 23, 2026 PDUFA date.

The iMMagine-1 trial was initiated in the fourth quarter of 2022 and completed dosing patient in the fourth quarter of 2024. Twenty clinical trial sites participated in the iMMagine-1 trial. Patients (N=117) were administered a single infusion of anito-cel at a dose level of 115 million cells 115 (+/- 10) x 106 CAR+ T cells. The preliminary data from iMMagine-1 were presented at the 2025 Annual Meeting of the ASH. As of the October 7, 2025 data cutoff date used for the ASH presentation, 117 patients were evaluable for efficacy with a median follow up of 15.9 months.

In the evaluable population, 102 of 117 patients (87%) were triple refractory, and 48 of 117 patients (41%) were penta refractory. Patients received a median of three prior lines of therapy, with 65 of 117 patients (56%) having received three prior lines. Patient and Disease Characteristics are demonstrated in the table below.

As of the October 7, 2025 data cutoff date, 117 patients were evaluable for efficacy. With a median follow up of 15.9 months, ORR was 96%, the CR/sCR rate was 74%, and the VGPR rate was 15%, and the PR rate was 8%. Data were IRC assessed per IMWG criteria, for more information see the section entitled “Our Multiple Myeloma Program - anito-cel: Phase 1 Trial in rrMM” above. Additionally, 83% (n=54 of 65) of all subjects who are evaluable for minimal residual disease testing (MRD) were negative at the depth of 10-5. MRD evaluable patients had identifiable malignant clone in the baseline bone marrow aspirate and had a post-treatment bone marrow sample sufficient to assess MRD negativity.

iMMagine-1: Overall Response Rate

ORR=96%
8%
15%
74%
≥VGPR
88%
sCR/CR
74%
N=117
sCR/CR
VGPR
PR

With a median follow-up of 15.9 months, median PFS and median OS were not reached at the time of the October 7, 2025 data cutoff date, as less than half of all dosed subjects had experienced an event of progression or death. A Kaplan-Meier analysis of efficacy evaluable subjects demonstrated a PFS rate, which reflect the percentage of patients who are alive and have not progressed, at 6, 12, 18 and 24 of 93%, 82%, 67% and 62%, respectively. Additionally, OS rates by Kaplan-Meier analysis, at 6, 12, 18 and 24 months were 96%, 94%, 88% and 83%, respectively.

For the 117 patients in the safety evaluable population, anito-cel demonstrated a predictable manageable safety profile. No delayed or non-ICANS neurotoxicities were reported, including no Parkinsonism, no cranial nerve palsies, no Guillain-Barré syndrome, and no IEC-EC. 97 of 117 patients (83%) experienced Grade 1 or lower cytokine release syndrome (CRS), including 17 (15%) with no CRS. The median time to onset of CRS was 4 days with a median duration of 2 days. 95% of patients had CRS that either resolved within 10 days of anito-cel infusion or did not experience any CRS. Any grade ICANS was observed in 9 patients (8%) with 3 (3%) Grade 1, 5 (4%) Grade 2, and 1 (1%) Grade 3. All cases of ICANS resolved. Three deaths occurred in the 117 patients treated in iMMagine-1 due to treatment-emergent adverse events (TEAEs) (related or unrelated to anito-cel: retroperitoneal hemorrhage, CRS, and fungal infection). Cytopenias were the most common Grade ≥3 TEAEs; 82 patients (70%) had Grade ≥3 neutropenia; 29 (25%) had Grade ≥3 anemia; 30 (26%) had Grade ≥3 thrombocytopenia, and 24 (21%) had Grade ≥3 leukopenia.

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

The iMMagine-3 study was initiated in 2024 and is planned to enroll across approximately 130 study sites in North America, Europe, and the rest of the world. Kite expects the trial to be fully enrolled by mid-2026.

Anito-cel iMMagine-3 (NCT06413498): Global Phase 3 Trial Currently Enrolling

1-3 prior LoT, including an anti-CD38 monoclonal antibody and an iMiD
Screening
Enrollment / Randomization
Leukapheresis
Bridging Therapy
Lymphodepleting Chemotherapy
Anito-cel Arm
Target dose: 115 (± 10) x 10^6 CAR+ T cells
Standard of Care Arm*
KDd, PVd, DPd, Kd
Follow-up

Study Design

- 1:1 Randomization
- n = Approximately 450, ~130 sites globally

Study Endpoints

- Primary Endpoints:
  - PFS
  - MRD-negative CR rate at 9 months
- Key Secondary Endpoints: CR rate, MRD, OS, safety

anito-cel: Future Clinical Plans

Pursuant to the Kite Collaboration Agreement, as further described in “Licenses and Collaborations” below, Kite will initiate clinical trials of anito-cel in earlier lines (e.g. frontline) and also in additional key geographies, such as Europe and Asia, which may also serve to further expand the label into additional myeloma or lymphoma populations in the United States. Currently, the safety lead-in trial (GEM-anitoFIRST) in frontline MM patients is ongoing, and future frontline trials are planned. We and our partners at Kite also plan to initiate additional Phase 2 trials to further expand the commercial opportunities for anito-cel in MM.

ACLX-001 (BCMA): Phase 1 Trial

Our first ARC-SparX program is ACLX-001, an immunotherapeutic combination composed of ARC-T-cells and bi-valent SparX proteins targeting BCMA, or SPRX001, for the treatment of rrMM. In ACLX-001, we use our ARC-T-cells for the first time in combination with SPRX001, which utilizes the same antigen binding domain as anito-cel. We initiated our Phase 1 dose-escalation clinical trial of ACLX-001 in 2022. This trial is intended to serve as clinical validation of our ARC-SparX platform as we seek to understand PK, safety profile, and dosing strategy for future clinical development. The clinical trial is designed to allow dose escalation and flexibility in the frequency of SPRX001 administration based on observed pharmacokinetics of SPRX001 and ARC-T cell expansion kinetics.

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

We intend to utilize SparX proteins targeting different AML and MDS antigens that can be used in combination to combat disease heterogeneity. Furthermore, we believe the controllability of the ARC-SparX platform will give physicians the ability to turn off the therapy once disease is controlled to allow for faster recovery of the normal myeloid compartment and thus less toxicity. We initiated the Phase 1 clinical trial for ACLX-002, our lead ARC-SparX program for AML/MDS in 2022 and continue to develop preclinical SparX proteins for other AML/MDS antigens. We received FDA clearance of an IND application for ACLX-004, which targets CD33 and CD123, for the treatment of AML in 2025.

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

According to the National Cancer Institute SEER database, there were estimated to be 79,317 people living with AML in the USA in 2022. New cases were estimated to have been approximately 22,010, with 11,090 deaths in 2025. The disease accounts for approximately 1.1% of all new cancers, but is the most common acute leukemia affecting adults. AML also represents approximately 20% of childhood leukemia.

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

ACLX-002 (CD123): Phase 1 Trial

Our first AML/MDS product candidate is ACLX-002, which is an immunotherapeutic combination agent composed of the same ARC-T-cells used in ACLX-001, together with mono-valent SparX proteins that each contain a binding domain directed at CD123. We began clinical development of ACLX-002 in 2022 with initiation of a Phase 1, dose escalation trial of both ARC-T-cells and SPRX002 in relapsed or refractory AML and/or high-risk MDS. The primary objective of the trial is to identify a recommended Phase 2 dose (RP2D) that does not exceed the MTD and achieves evidence of clear clinical benefit. The primary endpoint of the trial will be to determine the incidence of TEAEs, including DLTs. The clinical trial is designed to allow dose escalation and flexibility in the frequency of SPRX002 administration based on observed pharmacokinetics of SPRX002 and ARC-T cell expansion kinetics.

Preclinical AML/MDS Product Candidates

We have also identified a group of high priority antigen targets associated with AML/MDS through internal analyses and conversations with key opinion leaders and are developing additional SparX proteins against such target antigens. We have isolated D-Domain binders to several of these high value AML/MDS targets and plan to progress them in our pipeline. In several of our preclinical and discovery projects, we have engineered D-Domains into SparX proteins that bind to these targets, including for ACLX-004. Additionally, we are building a map of target expression in primary AML patient tumors to understand how our targets may eventually be combined to combat the inherent heterogeneity of the disease.

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

In the second half of 2025, we began dosing patients in our Phase 1 clinical trial of anito-cel in generalized Myasthenia Gravis (gMG), a rare autoimmune disease characterized by severe muscle weakness. In gMG, the body’s immune system mistakenly attacks proteins in the neuromuscular junction, disrupting neuromuscular signaling and preventing muscle contraction. We believe anito-cel's mechanism in targeting plasma cells through BCMA may be a relevant mechanism to address the underlying pathogenesis of disease. We estimate that gMG affects over 100,000 people in the United States and there is no known cure.

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

Next-Generation Immunotherapy Products. We believe it may be important for patients to have both autologous and off-the-shelf CAR-T options in certain settings as both therapeutic options mature, including therapies derived from T-cells and NK cells. Under the Kite Collaboration Agreement, as further described in “Licenses and Collaborations” below, Kite will develop next generation cell therapies for the treatment of myeloma as another tool in our fight against cancer that includes our autologous ddCARs and ARC-SparX.

Indications Beyond Oncology. As the field of adoptive CAR-T looks to apply the technology beyond oncology, including transplantation, autoimmune, cardiac, infectious and neurological diseases, so too do we seek to explore such opportunities. We envision expanding into treatments for antibody-mediated autoimmune diseases. For example, published scientific studies have shown that clearance of plasma cells within patients that have antibody-mediated autoimmune diseases have resulted in improvement in clinical symptoms. We may evaluate anito-cel or ACLX-001 in settings where elimination of plasma cells may be relevant for patients with severe autoimmune diseases and have advanced anito-cel into a Phase 1 trial in generalized Myasthenia Gravis (gMG).

Diagnostics. Our D-Domains or SparX proteins may be used in various diagnostic settings much like monoclonal antibodies or antibody fragments. As an example, we can envision labeling SparX proteins with a radiotracer for imaging tumors in patients as a patient selection tool prior to starting therapy with that same SparX together with ARC-T-cells.

Antibody Alternatives. Our binding domains have many positive attributes over scFv binding domains that we believe could allow them to be used as an scFv alternative in non-CAR-T applications and serve as the foundation to creating a new class of therapeutic antibody alternatives.

Manufacturing and Delivery

Our manufacturing process is consistent across anito-cel cells and ARC-T-cells. This consistent process enables flexibility of cell product production within a site using the same equipment and consistent protocols, utilizing product specific viral vector input. In our iMMagine-1 trial, anito-cel was successfully manufactured for 99% of patients enrolled. In May 2024, we announced the completion of technical transfer of our cell manufacturing process to Kite, which was initiated in 2023, and Kite is responsible pursuant to the Kite Collaboration Agreement for manufacturing activities for future clinical trials, including the ongoing iMMagine-3 trial, and for commercial supply of anito-cel. We and our partners at Kite are planning manufacturing capacity to capture the majority of 4L+ rrMM within 12 months of approval and targeting turnaround time of 17 days.

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

We have established partnerships with experienced CAR-T contract manufacturers to supply clinical materials and manufacturing services for our clinical trials outside of the Kite Collaboration Agreement. We also have received IND clearance to manufacture anito-cel in our cGMP facility in Redwood City, CA for our Phase 1 trial in gMG. As we scale within our clinical trials and prepare for commercialization, we plan to increase capacity with our current suppliers and expand through our collaboration with Kite. Per the Kite Collaboration Agreement, Kite will manufacture anito-cel following completion of the technical transfer of our manufacturing process to Kite, which was completed in 2024, and Kite will bear the CMC commercial readiness costs and associated capital expenses. The parties will continue to split manufacturing costs for clinical material. The manufacturing process for our ARC-T-cells is consistent with the anito-cel process. However, cells are transduced with a lentiviral vector encoding our universal ARC, which is a CAR with an anti-TAG binding domain, in lieu of a lentiviral vector encoding the CAR construct with an anti-BCMA binding domain. Because our ARC-T-cells are designed to express the same TAG-specific binding domain rather than a cell surface antigen-specific binding domain, the same lentiviral vector encoding the universal ARC can be used across ARC-SparX programs regardless of disease or target antigen.

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

We anticipate substantial direct competition from other organizations developing advanced CAR-Ts, other types of genetically modified cell therapies, or other anti-BCMA biologics due to their promising clinical therapeutic effect in clinical trials including: AbbVie, Allogene, Amgen, AstraZeneca, Autolus, Bristol Myers Squibb, Cabaletta, Caribou Biosciences, CARsgen, Cartesian, Cellectis, Cellular Biomedicine Group, Celyad, Crispr, Gilead, GSK, Immix, Innovent, Johnson & Johnson, Kelonia, Kyverna, Legend, Nanjing IASO Biotherapeutics Ltd, Novartis, Pfizer, Precision BioSciences, Pregene, Regeneron and Roche. In addition, we expect to also compete with companies developing:

•
T-cells with CARs that are reactive to tumor associated antigens;
•
T-cells with T-cell receptors (TCRs) that are reactive to tumor associated antigens;
•
T-cells with adapter platforms;
•
Bispecifics, trispecifics, and other multispecifics that bring T-cells and diseased cells into close proximity with each other;
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

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, gene therapy and CAR-T industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

Commercialization

In light of our current stage of development, we are in the process of establishing a commercial organization and distribution capabilities. Prior to approval of any of our product candidates, we intend to establish a commercialization infrastructure for those products. We expect these activities will require substantial investment which will increase our operating expenses for the foreseeable future. Additionally, pursuant to the Kite Collaboration Agreement, we and Kite will be jointly responsible for commercialization of anito-cel and certain other MM CAR-T products, if approved by the FDA, in the United States and plan to leverage Kite’s commercialization infrastructure, including sales and marketing and commercial distribution. Kite will be responsible for commercialization of anito-cel and such other MM products outside the United States, to the extent they are approved by the applicable regulatory authorities.

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

In connection with the initial Kite Collaboration Agreement, we received a $225 million upfront cash payment in February 2023 and will be eligible to receive up to approximately $3.9 billion in clinical, regulatory, and commercial milestone payments. In connection with the amendment to the Kite Collaboration Agreement, we received a $85 million upfront cash payment in December 2023 and are eligible for additional potential milestone payments, including for the advancement of lymphoma and the license for ACLX-001, as well as additional milestone payments, to offset prespecified development costs over a limited period of time. In 2024, we achieved a clinical milestone for anito-cel and received $68.3 million from Kite relating to enrollment in the iMMagine-1 trial.

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

In connection with the Kite Collaboration Agreement, we also entered into a common stock purchase agreement (the Purchase Agreement) and a standstill and stock restriction agreement (the Standstill Agreement) with Gilead in December 2022, pursuant to which, upon closing in January 2023, we issued and sold to Gilead 3,478,261 shares of our common stock for an aggregate purchase price of approximately $100.0 million and Gilead agreed to certain transfer and standstill restrictions and received certain registration rights. In connection with the amendment to the Kite Collaboration Agreement, in December 2023, we entered into a second common stock purchase agreement with Gilead and amended and restated the standstill and stock restriction agreement (the Amended Standstill Agreement), pursuant to which we issued and sold to Gilead 3,242,542 shares of our common stock for an aggregate purchase price of $200.0 million which shares are also subject to certain transfer and standstill restrictions and registration rights.

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

As of December 31, 2025, our patent portfolio includes four patent families directed to the proprietary D-Domain binding domain technology.

•
The first patent family broadly covers libraries of our proprietary D-Domain binding domains, compositions comprising our proprietary D-Domain binding domains and methods of using our proprietary D-Domain binding domains. This family includes 25 issued patents (including 4 issued U.S. patents) and 16 pending applications. Specifically, issued/granted claims encompass anito-cel and universal ARC-T-cells, ACLX-001: BCMA and ACLX-002: CD123 SparXs, and methods of use thereof in the treatment of cancer. Patents in this first family are expected to expire in 2036, not including any patent term adjustment and patent term extension.
•
The second patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The second family includes 15 issued patents (including 4 issued U.S. patents) and 26 pending applications. The issued/granted claims encompass anito-cel, ARC-T-cells, ACLX-001: BCMA and ACLX-002: CD123 SparXs. Issued patents from the second family are expected to expire in 2038, not including any patent term adjustment and patent term extension.
•
The third patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The patent family includes 2 issued U.S. patents, and 19 pending applications (both domestic and foreign). Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.
•
The fourth patent family is directed to proprietary D-Domain binding domains that bind commercially relevant target antigens and fusion polypeptides containing these domains. The family includes pending applications in the U.S. and in 9 foreign jurisdictions. Any patent issuing from the family is expected to expire in 2042, not including any patent term adjustment and patent term extension.

As of December 31, 2025, our patent portfolio also includes two patent families directed to the proprietary ARC-SparX platform technology.

•
One patent family is directed to our ARC construct and SparX protein technologies, and to methods of using them in T cell-based and other therapeutic applications. This family includes 9 issued patents and 22 pending applications. Any patent issuing from the family is expected to expire in 2038, not including any patent term adjustment and patent term extension.
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

As of December 31, 2025, our trademark portfolio contains U.S. and foreign trademark registrations for the ARCELLX and ARCELLX logo, trademarks, and certain foreign trademark registrations for the marks ARC-SPARX and ARC-T.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2026 fee schedule, effective through September 30, 2026, the user fee for an application requiring clinical data, such as a BLA, is approximately $4.68 million. PDUFA also imposes an annual program fee for each marketed human biologic ($442,213 in FY 2026) and an annual establishment fee on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification. On February 20, 2026, the FDA notified us that it has accepted our BLA for anito-cel for the treatment of rrMM with an anticipated PDUFA action date of December 23, 2026.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes physicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

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

In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), which challenged FDA’s longstanding position, the FDA published a notice in the Federal Register in January 2023 to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations. Further, changes in the leadership of the FDA and other federal agencies under the current presidential administration may lead to new policies and changes in the regulations that may impact our clinical development plans.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions where we seek to commercialize any of our product candidates, including countries in Europe and Asia. Such foreign regulations govern, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products as well as authorization and approval of our product candidates and, in certain jurisdictions such as the European Union, may also involve centralized or coordinated clinical trial and health technology assessment procedures at a supranational level. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of a clinical trial or marketing of a product in those countries. Certain countries outside of the United States have a similar approval process that requires the submission of a clinical trial application (CTA), much like the IND prior to the commencement of human clinical trials in the United States. In the European Union, for example, a CTA must be submitted through the Clinical Trials Information System (CTIS) pursuant to Regulation (EU) 536/2014 (the Clinical Trials Regulation, or CTR,) for each clinical trial for coordinated assessment by the relevant member state, including a review by its competent authority and the applicable independent ethics committee, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with the EU and member state requirements, the corresponding clinical trial may proceed. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In the European Union, certain innovative medicinal products are subject to joint clinical assessments under Regulation (EU) 2021/2282 on health technology assessment and are conducted in parallel with the centralized marketing authorization procedure. The regulation, which became applicable in January 2025 currently applies only to few categories of medicinal products such as new medicines for the treatment of cancer, but it will be expanded in stages in the coming years. In all cases, the clinical trials must be conducted in accordance with GCP requirements, applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls.

The conduct of clinical trials in the European Union is governed by the CTR, which establishes a harmonized and directly applicable legal framework across all EU Member States. Before a clinical trial may be initiated in the European Union, the sponsor must submit a CTA under the CTR framework, and authorization must be obtained in accordance with applicable EU and Member State requirements. Sponsors must submit a single electronic application dossier through the CTIS. The application is divided into:

•
Part I: Scientific and technical aspects (e.g., investigational medicinal product dossier (IMPD), investigator’s brochure, risk-benefit assessment, trial design, manufacturing and quality data including GMP compliance).
•
Part II: National and ethical aspects (e.g., informed consent forms, recruitment arrangements, investigator suitability, compensation, data protection compliance).

One reporting Member State coordinates the scientific assessment (Part I), with input from other concerned Member States. Each Member State independently assesses Part II. A trial may commence in a Member State only after a positive decision covering both Parts I and II has been issued.

For cell therapy companies, particular focus areas include GMP-compliant manufacturing of cellular products, traceability, handling of human tissues and cells throughout the product lifecycle, and pharmacovigilance systems capable of meeting the reporting timelines for serious adverse events and suspected unexpected serious adverse reactions (SUSARs) during clinical trials.

Sponsors conducting clinical trials in the European Union are subject to ongoing regulatory oversight and must comply with safety reporting requirements, seek approval for substantial modifications, and fulfill transparency and other regulatory obligations throughout the lifecycle of the clinical trial. Complying with regulatory requirements can incur significant costs, and may have an impact on our clinical development plans. Failure to comply with applicable EU clinical trial requirements may result in administrative measures, suspension or termination of clinical trials, or other regulatory enforcement actions.

E.U. Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union and three countries of the European Free Trade Association (Iceland, Liechtenstein, and Norway) medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of Marketing Authorizations:

•
The Centralized MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP), of the European Medicines Agency (EMA), and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance, or for products that constitute a significant therapeutic, scientific or technical innovation or for products that are in the interest of public health in the European Union.
•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SPC) and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

PRIME Designation in the E.U.

In March 2016, the EMA launched the PRIority MEdicines (PRIME) scheme to encourage drug development in areas of unmet medical need, hence for which no treatment option exists, or where new options can offer a major therapeutic advantage over existing treatments. The EMA has periodically refined the operational aspects of the PRIME scheme through updated guidance and procedural practices, including structured early interactions and submission-readiness support. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and the possibility of an accelerated assessment of a marketing authorization application, where applicable, once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from CHMP or the Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Additionally, pursuant to a recent legislative reform initiative of the pharmaceutical framework, for which a provisional political agreement has been reached between the European Parliament and the Council in December of 2025, exclusivity for new orphan medicinal products will likely run nine years (as opposed to the current 10 years), while "breakthrough" orphan medicinal products addressing diseases with no existing treatments can benefit from up to 11 years of market exclusivity. The final legislative text has not yet been published, however, and remains subject to formal adoption, entry into force and transitional arrangements.

U.S. Coverage and Reimbursement

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

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021 provided that Medicaid statutory rebates will no longer be capped at 100% of average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions Or U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. The impact of these regulations and any future healthcare measures and agency rules implemented by the current presidential administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Employees and Human Capital

As of December 31, 2025, we had 209 full-time employees, 133 of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Risk Factor Summary

Our ability to execute our business strategy is subject to numerous risks, as more fully described in the section immediately following this summary. These risks include, among others:

Risks Related to the Proposed Transaction with Gilead

•
There are uncertainties as to the timing of the Offer and subsequent Merger, including the risk that the tender offer or subsequent Merger may not be completed in a timely manner or at all.
•
Our ability to complete the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.
•
The occurrence of certain events, changes or other circumstances could give rise to the termination of the Merger Agreement, including in circumstances which would require us to pay a termination fee or other expenses.
•
The announcement or pendency of the proposed transaction may result in disruptions to our business, divert management’s attention and/or disrupt our relationships with third parties and employees, any of which could negatively impact our operating results and ongoing business.
•
Stockholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•
We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.
•
We may need substantial additional funding. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and development programs, future commercialization efforts or employee headcount.

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

Risks Related to the Proposed Transaction with Gilead

There are uncertainties as to the timing of the Offer and the Merger, including the risk that the Offer or the Merger may not be completed in a timely manner or at all.

As described above, on February 22, 2026, we entered into the Merger Agreement with Gilead and Purchaser. The Offer will initially remain open for a minimum of 20 business days from the date of commencement of the Offer, subject to extension pursuant to the terms of the Merger Agreement. There can be no assurance that the Offer and the Merger will be completed in the currently contemplated timeframe, or at all. While it is currently expected that the Offer and the Merger will close during the second quarter of 2026, there can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Offer and the Merger will be completed in a timely manner or at all.

The Merger Agreement contains customary mutual termination rights for us and Gilead, as well as customary termination rights for the benefit of each party, in each case which could prevent the consummation of the Offer and the Merger.

If the Offer and the Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks, including: the trading price of our common stock may significantly decline to the extent that the market price of the common stock reflect positive market assumptions that the Offer and the Merger will be completed, and the related benefits will be realized; if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Gilead a termination fee of $260.0 million; the obligation to pay significant transaction costs, such as legal, accounting and financial advisory costs that are not contingent on closing of the Offer and the Merger; the diversion of management’s attention from our ongoing business operations towards the Offer and the Merger, for which we will have received little or no benefit if completion of the Offer and the Merger does not occur; and reputational harm including relationships with customers and business partners due to the adverse perception of any failure to successfully complete the Offer and the Merger.

Our ability to complete the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.

The obligations of Purchaser to consummate the Offer is subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including that there will have been validly tendered, and not validly withdrawn, in the Offer a number of Shares that, considered together with all other Shares owned by Purchaser and its affiliates, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of the representations and warranties of the Company contained in the Merger Agreement (subject to certain materiality exceptions), material compliance by the Company with its covenants under the Merger Agreement, the expiration or termination of the waiting period applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, other specified notices, approvals or clearances in accordance with foreign antitrust laws having been given and obtained, the absence of any law or order prohibiting the consummation of the Offer or the Merger in any jurisdiction in which Gilead or the Company has material business operations, and other customary closing conditions set forth in the Merger Agreement. Consummation of the Offer is not subject to a financing condition.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability to solicit or negotiate any alternative acquisition proposal. The Merger Agreement contains certain termination rights for the Company and Gilead, including, among others, the right of (i) the Company to terminate the Merger Agreement in order to enter into a Specified Agreement (as defined in the Merger Agreement) and (ii) Gilead to terminate the Merger Agreement as a result of the board of directors changing its recommendation with respect to the Offer. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Gilead a termination fee in the amount of $260.0 million. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Offer and the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and other costs that may become payable in certain circumstances under the Merger Agreement.

The announcement or pendency of the Transactions may result in disruptions to our business, divert management’s attention and/or disrupt our relationships with third parties and employees, any of which could negatively impact our operating results and ongoing business.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature, including an agreement that, subject to the terms, limitations and conditions of the Merger Agreement, the parties will use reasonable best efforts to take, or cause to be taken, all actions necessary to consummate the Offer and the Merger and make effective the other Transactions. The Company has agreed that, subject to certain exceptions, during the period from the date of the Merger Agreement until the earlier of the Effective Time and the termination of the Merger Agreement, the Company will, and will cause its subsidiary to, conduct its business in the ordinary course of business consistent with past practice and will not take certain actions, in each case, as set forth more fully in the Merger Agreement. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Transactions and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

Our current and prospective employees may experience uncertainty about their future roles with us following the consummation of the Transactions, which may materially adversely affect our ability to retain and hire key personnel and other employees while the Transactions are pending. The pending Transactions could cause disruptions to our business or business relationships with our existing and potential suppliers and others with whom we do business, and this could have an adverse impact on our operating results and business generally. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Transactions may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business operations. It may also divert management’s time and attention from the day-to-day operation of our businesses and the execution of our other strategic initiatives. This could adversely affect our financial results.

Stockholder litigation in connection with the Transactions may result in significant costs of defense, indemnification and liability.

We may be subject to stockholder lawsuits challenging the Transactions. No assurance can be made as to the outcome of these and other similar lawsuits, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. If plaintiffs are successful in obtaining an injunction prohibiting completion of the Transactions on the agreed-upon terms, such an injunction may delay the completion of the Transactions in the expected timeframe or may prevent the Transactions from being completed altogether. Whether or not any plaintiff’s claim is successful, such litigation may result in significant costs of defense, indemnification and liability, and diverts management’s attention and resources, which could adversely affect our ongoing business operations.

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

We have no products approved for commercial sale and have not generated any revenue from product sales, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in December 2014. Our net losses were $228.9 million and $107.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $725.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we advance our product candidates through preclinical studies and clinical trials; continue to discover and develop additional product candidates and expand our pipeline; continue to develop our D-Domain, ddCAR and ARC-SparX platforms; maintain, expand, protect and enforce our intellectual property portfolio; and hire additional personnel. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate meaningful revenue from product sales unless and until we obtain both regulatory approval and commercialize any of our product candidates. Our prior and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

From time to time, we may publish interim, preliminary or topline data from clinical trials. For example, the data as of the October 7, 2025 data cutoff date presented at the Annual Meeting of the American Society of Hematology (ASH) from our pivotal

Phase 2 iMMagine-1 clinical trial for anito-cel for the treatment of rrMM is preliminary data. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects.

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

Our product candidates involve genetically modified T cell-based immunotherapies. A number of genetically modified cell therapies, such as CAR-based products, have potentially severe side effects, including cytokine release syndrome, neurologic toxicities, Parkinsonism and Guillain-Barré syndrome, Immune Effector Cell-associated enterocolitis (IEC-EC), hemophagocytic lymphohistiocytosis, macrophage activation syndrome, and prolonged and/or recurrent cytopenias, that can escalate and require intensive medical intervention and result in injury or death to the patients. Additionally, the administration of CAR-based products for cancer indications involves lymphodepletion and often bridging therapies, which are also associated with adverse events. As we expand clinical study of our T-cell based immunotherapies to other indications outside of cancer, such as autoimmune indications, we may use similar, intensive protocols to manage the risk of adverse events.

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

In June 2023, the FDA issued a partial clinical hold on our IND for anito-cel, which was lifted in August 2023. Although we aligned with the FDA on modifications to the trial protocol and retrained our clinical trial sites in iMMagine-1 to enhance protocol adherence, there is no assurance that a site or another third party will not deviate from the trial protocol in the future. There is no assurance that the FDA will not issue another clinical hold in the future.

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

The “vein-to-vein” cycle for treating patients using T-cell therapy typically takes approximately four to six weeks and involves a large number of steps and human participants. First, the patient’s lymphocytes are isolated by apheresis at the clinical site and shipped to the manufacturing site. Under cGMP conditions at the manufacturing site, the patient’s lymphocytes are washed and then enriched for CD3-positive T-cells using specialized reagents. After overnight culture and T-cell activation, the T-cells are transduced using lentiviral vector transduction technology to introduce the CAR and ARC genetic construct into the enriched T cell population. At the completion of T cell transduction, the T-cells are expanded for several days, harvested, formulated into the final drug product and then cryopreserved for delivery to patients. In the United States, samples of the final product are subjected to several release tests which must fulfill specified criteria for the drug product to be released for infusion. These include sterility, identity, purity, potency and other tests. We are subject to stringent regulatory and quality standards in the course of a T cell therapy treatment process, and we cannot assure you that our quality control and assurance efforts will be successful or that the risk of human or systemic errors in these processes can be eliminated.

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

We anticipate substantial direct competition from other organizations developing advanced CAR-T or other types of genetically modified cell therapies due to their promising clinical therapeutic effect in clinical trials, including, among others, AbbVie, Allogene, Amgen, AstraZeneca, Autolus, Bristol Myers Squibb, Cabaletta, Caribou Biosciences, CARsgen, Cartesian, Cellectis, Cellular Biomedicine Group, Celyad, Crispr, Gilead, GSK, Immix, Innovent, Johnson & Johnson, Kelonia, Kyverna, Legend, Nanjing IASO

Biotherapeutics Ltd., Novartis, Pfizer, Precision BioSciences, Pregene, Regeneron, and Roche. In addition, we expect to also compete with companies developing:

•
T-cells with CARs that are reactive to tumor associated antigens;
•
T-cells with T-cell receptors (TCRs) that are reactive to tumor associated antigens;
•
T-cells with adapter platforms;
•
Bispecifics, trispecifics, and other multispecifics that bring T-cells and diseased cells into close proximity with each other;
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

For example, the American Rescue Plan Act of 2021 provided that Medicaid statutory rebates will no longer be capped at 100% of average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. The One Big Beautiful Bill Act (OBBBA), which was signed into law in July 2025, includes provisions that will impact the U.S. healthcare system in various ways, including by cuts to Medicaid and introducing new participant work and eligibility requirements for Medicaid coverage, which are expected to significantly change the administration and applicability of Medicaid coverage. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions Or U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges, as well as future legislative, executive, and administrative actions and agency rules implemented by the current presidential administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time- intensive and expensive, resulting in a material adverse effect on our business.

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

We currently have a limited sales and marketing organization and limited experience in marketing cell therapy products. If we are unable to establish adequate marketing and sales capabilities or establish or maintain relationships with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

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

In addition, the California Consumer Privacy Act (CCPA) took effect in January 2020 and became enforceable in July 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide disclosures to consumers about such companies’ data collection, use and sharing practices, and to provide such consumers a right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. California voters voted to approve the California Privacy Rights Act (CPRA) in November 2020, which modified the CCPA significantly, with most modifications effective as of January 1, 2023. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, including several laws imposing obligations similar to those of the CCPA, as well as laws addressing specific subject matter such as Washington’s My Health, My Data Act. For example, Virginia, Colorado, Utah, Connecticut, Florida, Montana, Oregon, Texas, Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Tennessee, Indiana, Kentucky, and Rhode Island have all enacted similar legislation. The U.S. federal government also has proposed general privacy legislation, and the U.S. Department of Justice has issued regulations restricting certain bulk sensitive personal information transfers. The CCPA and other new and evolving legislation may increase our compliance costs and potential liability.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, departures and retirement of high-profile regulators at the FDA, layoffs or reduction in force (RIF) initiatives may impact the normal operations at the FDA as well as other federal agencies. In January 2025, the current administration issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Government shutdown, staff departures at the FDA, lapses in government appropriations, and changes in the staffing and resourcing levels at the FDA may impact the FDA’s ability to meet current review, approval, and inspection schedules, which could impact our ongoing correspondence with the FDA, including regarding progression to the next phase of development and could delay our anticipated timelines, which in turn can increase the cost of clinical development for our product candidates. These and other policies may lead to fewer agency guidance documents, which could result in changes to FDA programs or possible delays or refusals to approve products. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and the leadership at the FDA, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the European Union, the prevalence of the condition must not be more than 5 in 10,000. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. If a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication, for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan product exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can ensure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was designated. Even if we or our collaborators obtain orphan designation to a product candidate, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. The scope of exclusivity is limited to the scope of any approved indication, even if the scope of the orphan designation is broader than the approved indication. Additionally, exclusive marketing rights may be limited if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if a product obtains orphan drug exclusivity, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition.. If we or our collaborators do not receive or maintain orphan drug designation to product candidates for which we seek such designation, it could limit our ability to realize revenues from such product candidates. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order - that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations. Changes in the leadership of the FDA and other federal agencies under the current administration can result in changes in the funding, operations, and policies of the FDA and other federal agencies, which may impact our clinical development plans and timelines.

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

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $520.1 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2025, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Despite the implementation of security measures, our internal computer systems and networks and those of our current and future CROs and other contractors and consultants are vulnerable to security breaches and incidents, as well as damage, breakdown, interruption, and other failures from computer viruses, ransomware, or other malware, phishing, social engineering, fraudulent inducement, electronic fraud, wire fraud, human error or malfeasance, unauthorized access, natural disasters, telecommunication and electrical failures, and other causes. For example, our employees have received and likely will continue to receive highly convincing phishing or “spoofed” emails to induce them to make payments to fraudulent accounts. These attacks are often personalized, targeting individuals directly to increase their effectiveness. While we have not to date experienced any such material system failure or material security breach or incident, any such event impacting ourselves or our current or future CROs or other contractors or consultants could result in a material disruption of our development programs and our business operations and could lead to the loss of confidential information, financial assets, trade secrets or other intellectual property, or could lead to unauthorized access to or use, modification, unavailability, disclosure, loss, acquisition, or other processing of, or the public exposure of, personal information (including sensitive personal information) of our employees, customers and others, or confidential information of ourselves or of third parties that we maintain, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. For example, the loss, corruption, or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

In addition, these breaches and incidents and other inappropriate access can be difficult to detect, remediate, and otherwise address, and may remain undetected or not fully addressed for an extended period. Any delay in identifying them and responding to or otherwise remediating them may lead to increased harm of the type described above. Geopolitical tensions and conflicts (including the Russia and Ukraine conflict and the conflict in the Middle East) may increase the security risks we and our current or future CROs or other contractors or consultants may face. We expect to continue to expend significant resources to protect against security breaches and incidents and could be required to expend significant amounts to remediate and otherwise respond to security breaches and incidents, including in connection with making notifications to individuals or other persons or implementing additional security measures. With the increase in personnel working remotely, we and our vendors are at increased risk for security breaches and incidents.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) by 5-percent shareholders in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (including tax credit carryforwards) to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. As a result of our most recent private placements, our initial public offering, and other transactions that have occurred over the past three years, we experienced such an “ownership change.” We performed an ownership change study as of December 31, 2023 and we determined that certain net operating losses and research and developments tax credits for both federal and state purposes were severely limited and therefore we removed a significant amount of net operating losses and research and development tax credits from our deferred tax assets. In the future, we may experience additional ownership changes from future offerings or other changes in the ownership of our stock that could further limit the amount of net operating losses or other tax attributes presented in our financial statements. In addition, California has recently enacted a temporary suspension on the use of state net operating loss carryforwards for certain businesses, which may adversely affect our company if it earns taxable income in the impacted tax years. Other state tax limitations may apply.

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

While the extent of the impact of the COVID-19 pandemic on our business and financial results to date was limited, the lasting effects of the pandemic on the drug development industry remains uncertain. Another prolonged public health crisis could have a material negative impact on our business, financial condition and operating results. We have experienced and may in the future experience disruptions from public health emergencies to our business in a number of ways, including:

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We document, review, and work to improve our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. We continue to evaluate our current needs and may recruit additional finance and accounting personnel to meet such requirements.

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

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. For example, the EU’s Artificial Intelligence Act (“AI Act”) imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. Likewise, in the U.S., several states, including Colorado and California, passed laws to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of artificial intelligence in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use artificial intelligence systems governed by these laws or regulations, we will need to apply significant resources to design, develop, test and maintain such systems in accordance with applicable law and regulation, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

Our vendors may also incorporate generative artificial intelligence tools into their offerings and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or foreign health authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic products produced under cGMP regulations and may require a significant number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

In January 2023, we announced the closing of the Collaboration and License Agreement (Kite Collaboration Agreement) with Kite Pharma, Inc., a Gilead Company (Kite), pursuant to which we agreed to collaborate with Kite to co-develop and co-commercialize anito-cel and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in anito-cel, in each case for the treatment of multiple myeloma. We also granted Kite an option to include autologous CAR-T cell therapy products that utilize our ARC-SparX platform that are directed to BCMA, such as ACLX-001, as well as ARC-SparX products directed to CS1. In December 2023, we amended the Kite Collaboration Agreement, expanding the scope of the collaboration to include lymphomas. Kite also exercised its option to negotiate a license for ACLX-001.

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
•
Others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology that is not covered by the claims of any patents that we own or may license;

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third party infringes one or more of our issued patents, patents that may issue as a result of our pending or future patent applications, or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

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

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after the filing date of the first non-provisional application in the patent family. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, a patent’s life can be increased based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and any licensed patents. Patent reform legislation in the United States and other countries could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, many of which are beyond our control. In addition to the factors discussed in this Risk Factors section, and elsewhere in this Annual Report on Form 10-K, these factors include, without limitation:

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
•
Actual or anticipated variations in our operating results;
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

Initially, the aggregate number of shares of our common stock that was able to be issued pursuant to equity awards under the 2022 Plan was 4,296,875 shares, plus the number of shares subject to awards granted under our 2017 Equity Incentive Plan (the 2017 Plan) that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us (provided that the maximum number of shares that could (and can) be added to the 2022 Plan pursuant to awards under the 2017 Plan is 6,269,300). The number of shares of our common stock reserved for issuance under the 2022 Plan is cumulatively increased on the first day of each fiscal year, which began with our 2023 fiscal year and will end on the ten year anniversary of the date our board of directors approved the 2022 Plan equal to the least of (i) 4,296,875 shares, (ii) 5.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the administrator of the 2022 Plan. As a result of the 2022 Plan, our stockholders may experience additional dilution. On January 1, 2026, the number of shares available for issuance under the 2022 Plan was increased by 2,895,867 additional shares.

Pursuant to our 2022 ESPP, our employees may receive the right to purchase shares of our common stock. Initially, the aggregate number of shares of our common stock available for sale under our 2022 ESPP was 312,500 shares. The number of shares of our common stock available for sale under our 2022 ESPP is cumulatively increased on the first day of each fiscal year, beginning with the fiscal year following the fiscal year in which the first enrollment date (if any) occurs under the 2022 ESPP, which occurred in the Company’s 2022 fiscal year, and ending on the twenty year anniversary of the date our board of directors approved the 2022 ESPP equal to the least of: (i) 312,500 shares, (ii) 1.0% of the total number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the administrator of the 2022 ESPP. As a result of the 2022 ESPP, our stockholders may experience additional dilution. On January 1, 2026, the number of shares available for issuance under the 2022 ESPP was increased by 312,500 additional shares.

Gilead holds 6,720,803 shares, or approximately 11.5%, of our outstanding shares of common stock, which may be sold into the market subject to certain limitations set forth in the Amended Standstill Agreement and compliance with applicable securities laws. Such resale could cause the market price of our common stock to drop significantly, even if our business is doing well.

Pursuant to the Amended Standstill Agreement, the shares of common stock acquired by Gilead pursuant to the Purchase Agreement and second common stock purchase agreement with Gilead were subject to a general prohibition on transfer until June 2025, when such prohibition lapsed. Such shares may now be resold by Gilead, subject to compliance by Gilead with certain limitations set forth in the Amended Standstill Agreement as well as applicable securities laws. Pursuant to the Amended Standstill Agreement, Gilead also has certain demand registration rights to require us to register the shares acquired by Gilead pursuant to the Purchase Agreement and second common stock purchase agreement with Gilead for resale. Once we register the shares held by Gilead, however, they can be freely sold in the public market. As these securities are registered for resale, the market price of our stock could decline if Gilead sells them or is perceived by the market as intending to sell them.

Although we have entered into the Merger Agreement with Gilead, if the Merger Agreement is terminated, the sale thereafter by Gilead of a significant number of shares of common stock could have a significant negative impact on the market price of our common stock. In addition, the perception in the public markets that Gilead may sell all or a portion of the shares held by them as a result of the registration of such shares for resale could also in and of itself have a material adverse effect on the market price of our common stock. We cannot predict the effect, if any, that market sales of those shares or the availability of those shares for resale will have on the market price of our common stock. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

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
•
The exclusive right of our board of directors to appoint a director to fill a vacancy created by the expansion of our board of directors or the resignation, death, disqualification or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
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
•
Any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•
Any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. As of December 31, 2025, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “ACLX” on the Nasdaq Global Select Market.

Holders of Our Common Stock

As of February 20, 2026, there were approximately 16 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered securities by us during the year ended December 31, 2025 that were not previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Performance Graph

The following graph shows the total stockholder’s return on an initial investment of $100 in cash at market close on February 4, 2022 (the first day of trading of our common stock), through December 31, 2025 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

500
450
400
350
300
250
200
150
100
50
0
2/4/2022
12/31/2022
12/31/2023
12/31/2024
12/31/2025
ACLX
IXIC
NBI

$100 investment in stock or index	Ticker	2/4/2022	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Arcellx	ACLX	$100	$184	$330	$456	$388
NASDAQ Composite Index	IXIC	$100	$74	$106	$137	$165
NASDAQ Biotech Index	NBI	$100	$103	$106	$105	$139

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties and assumptions. You should review the sections titled "Special Note Regarding Forward-Looking Statements" and “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. For convenience of presentation, some of the numbers have been rounded in the text below. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a clinical-stage biotechnology company focused on delivering a new class of innovative immunotherapies for patients with cancer and other incurable diseases. We believe immunotherapies are one of the forward pillars of medicine, and our mission is to advance humanity by engineering immunotherapies that are safer, more effective and more broadly accessible. Although CAR-Ts have shown benefits to date, they have primarily been constrained to existing biologic structures, which has limited their impact and opportunity. Our novel synthetic binding scaffold, the D-Domain, is designed to overcome the limitations of traditional CAR-Ts. Existing CAR-T therapy solutions, most of which use a biologic-based, single chain variable fragment (scFv) binding domain, tend to be difficult to manufacture, beneficial to a limited segment of patients, often result in high toxicity, and have narrow applicability in treatable indications. We believe we can address these limitations by engineering a new class of D-Domain powered immunotherapies, including classical single infusion CAR-Ts called “ddCARs” and dosable and controllable universal CAR-Ts called “ARC-SparX”, to address hematologic cancers, solid tumors, and indications outside of oncology, such as autoimmune diseases.

Our lead program is a BCMA-targeting ddCAR product candidate called “anito-cel”, which is currently being evaluated in our pivotal Phase 2 iMMagine-1, Phase 3 iMMagine-3, and Phase 2 GEM-AnitoFIRST trials in patients with multiple myeloma (MM). We have partnered anito-cel with Kite Pharma Inc., a Gilead company (Kite), through our co-development/co-commercialization collaboration agreement, as described in more detail in "Licenses and Collaboration" (Kite Collaboration Agreement).

In 2024, we completed dosing in our pivotal Phase 2 clinical trial (iMMagine-1) of anito-cel in patients with fourth line or later relapsed or refractory MM (rrMM). In December 2025, we announced interim data from our pivotal iMMagine-1 study in patients with rrMM after three or more prior lines of therapy, which were presented during an oral presentation at the 67th ASH Annual Meeting and Exposition. In 2024, Kite initiated a global Phase 3 randomized controlled clinical trial (iMMagine-3) of anito-cel in patients with second through fourth line rrMM. Kite is manufacturing anito-cel for iMMagine-3 and expects the trial to be fully enrolled by mid-2026. This follows the completion of the technical transfer to Kite, which was announced in May 2024, as well as the transfer of the Investigational New Drug (IND) application for anito-cel in MM, which has been cleared by the FDA.

On December 23, 2025, we submitted a BLA for anito-cel to treat patients with fourth line or later rrMM to the FDA. On February 20, 2026, the FDA notified us that it has accepted our BLA with an anticipated PDUFA action date of December 23, 2026. On February 22, 2026, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Gilead and Purchaser, as described in more detail in "Pending Acquisition by Gilead" below (the Merger).

Outside of our collaboration with Kite, we intend to evaluate anito-cel for the treatment of certain non-oncology indications, including some autoimmune disorders. We began dosing patients in a Phase 1 trial in generalized Myasthenia Gravis (gMG) in the second half of 2025.We also are advancing several ARC-SparX programs: ACLX-001, which targets BCMA in rrMM and for which Kite exercised its option under the Kite Collaboration Agreement to negotiate a license in November 2023; our wholly-owned ACLX-002, which targets CD123 in relapsed or refractory acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS); and our wholly-owned ACLX-004, which targets CD33 and CD123 in relapsed or refractory AML.

Since our formation, we have devoted substantially all our resources to discovering and developing our product candidates. We have incurred significant operating losses to date. Our net losses were $228.9 million, $107.3 million, and $70.7 million for the years ended December 31, 2025, 2024 and 2023. Our accumulated deficit totaled $725.8 million as of December 31, 2025. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities and commercial readiness activities. We expect our operating expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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
•
Add operational, financial, and management information systems and personnel, including personnel to support our product development;
•
Determine and execute our long-term manufacturing strategy for anito-cel in collaboration with our partner Kite;
•
Grow our supply and contract manufacturing infrastructure to support the continued development of anito-cel and our other product candidates;
•
Initiate clinical trials to evaluate anito-cel in other indications outside of oncology;
•
Initiate or continue to advance clinical trials to evaluate our clinical-stage candidates, such as anito-cel in non-oncology indications, including selected autoimmune disorders; and ARC-SparX product candidates, such as ACLX-001, ACLX-002, and other preclinical pipeline programs such as ACLX-004;
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

Pending Acquisition by Gilead

Merger Agreement

On February 22, 2026, we entered into the Merger Agreement with Gilead and Purchaser. The Merger Agreement provides for the acquisition of the Company by Gilead in a two-step transaction, consisting of a tender offer followed by a subsequent merger of Purchaser with and into the Company (the Merger and together with the Offer and the other transactions contemplated by the Merger Agreement, the Transactions), with the Company continuing as the surviving corporation.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer (the Offer), to acquire all of our issued and outstanding shares of common stock, par value $0.001 per share (the Shares), other than any Shares owned immediately prior to the effective time of the Merger by the Company (including shares held in our treasury) and any Shares owned both as of the date of the commencement of the Offer and immediately prior to the effective time of the Merger by Gilead, Purchaser or any other direct or indirect wholly owned subsidiary of Gilead, for (x) $115.00 per Share (the Closing Amount), net to the seller in cash, without interest and subject to any required withholding of taxes, and (y) one contractual contingent value right (a CVR), which will represent the right to receive one contingent payment of $5.00 per CVR, in cash, without interest and subject to any required withholding of taxes, payable upon the achievement of a specified milestone in accordance with the terms and subject to the conditions of a contingent value rights agreement (the CVR Agreement), to be entered into with a rights agent selected by Gilead and reasonably acceptable to us (the Rights Agent) (the Closing Amount plus one (1) CVR together, the Offer Price). The Offer will initially remain open for a minimum of 20 business days from the date of commencement of the Offer, subject to possible extension pursuant to the terms of the Merger Agreement.

The obligation of Purchaser to consummate the Offer is subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including that there will have been validly tendered, and not validly withdrawn, in the Offer a number of Shares that, considered together with all other Shares owned by Purchaser and its affiliates, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of the representations and warranties of the Company contained in the Merger Agreement (subject to certain materiality exceptions), material compliance by us with our covenants under the Merger Agreement, the expiration or termination of the waiting period applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, other specified notices, approvals or clearances in accordance with foreign antitrust laws having been given and obtained, the absence of any law or order prohibiting the consummation of the Offer or the Merger in any jurisdiction in which Gilead or the Company has material business operations, and other customary closing conditions set forth in the Merger Agreement. Consummation of the Offer is not subject to a financing condition.

As soon as practicable following the consummation of the Offer, subject to the terms and conditions of the Merger Agreement, the Merger will be effected under Section 251(h) of the Delaware General Corporation Law, as amended (DGCL), without a meeting or vote of our stockholders.

At the effective time of the Merger (the Effective Time), each Share (other than (i) Shares owned by the Company (including shares held in our treasury), (ii) Shares owned both as of the date of the commencement of the Offer and immediately prior to the Effective Time of the Merger by Gilead, Purchaser, or any other direct or indirect wholly owned subsidiary of Gilead, (iii) Shares irrevocably accepted for purchase pursuant to the Offer and (iv) Shares held by stockholders who have properly exercised and perfected their demands for appraisal of such Shares in accordance with the DGCL and have neither withdrawn nor lost such rights prior to the Effective Time of the Merger) will be converted into the right to receive (A) the Closing Amount in cash, in each case without any interest thereon, subject to any withholding of taxes, plus (B) one (1) CVR (the Merger Consideration).

At the Effective Time, each option to purchase Shares (each, a Company Option) that is then outstanding and unexercised, whether or not vested, and which has a per share exercise price that is less than the Closing Amount, will be canceled and converted into the right of the holder to receive (x) (subject to any applicable withholding taxes) a lump-sum cash payment equal to (i) the excess (if any) of (a) the Closing Amount over (b) the per Share exercise price subject to such Company Option, multiplied by (ii) the total number of Shares subject to such Company Option immediately prior to the Effective Time, plus (y) one (1) CVR for each Share subject to such Company Option immediately prior to the Effective Time. At the Effective Time, each Company Option that is then outstanding and unexercised, whether or not vested, and which has a per share exercise price that is equal to or greater than the Closing Amount, will be canceled with no additional consideration payable therefor.

At the Effective Time, each award of restricted stock units with respect to Shares (each, a Company RSU) that is then outstanding, whether or not vested, will be canceled and converted into the right of the holder to receive (x) (subject to any applicable withholding taxes) a lump-sum cash payment equal to (i) the Closing Amount, multiplied by (ii) the total number of Shares subject to such Company RSU immediately prior to the Effective Time (with the number of Shares underlying any Company RSUs that are subject to performance-based vesting conditions determined based on achievement of actual performance in connection with the Merger, as determined by our board of directors or a committee thereof) and (y) one (1) CVR for each Share subject to such Company RSU immediately prior to the Effective Time.

The Merger Agreement contains certain termination rights for the Company and Gilead, including, among others, the right of (i) the Company to terminate the Merger Agreement in order to enter into a Specified Agreement (as defined in the Merger Agreement) and (ii) Gilead to terminate the Merger Agreement as a result of the board of directors changing its recommendation with respect to the Offer. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Gilead a termination fee in the amount of $260.0 million.

Contingent Value Rights Agreement

At or prior to the Offer Acceptance Time, Gilead and the Rights Agent will enter into the CVR Agreement. Pursuant to and subject to the terms and conditions of the Merger Agreement, holders of Shares (other than certain exceptions detailed in the Merger Agreement), will be entitled to one CVR for each Share outstanding (A) that Purchaser accepts for payment from such holder pursuant to the Offer or (B) owned by or issued to such holder as of immediately prior to the Effective Time of the Merger and converted into the right to receive the Merger Consideration from Purchaser pursuant to the Merger Agreement. Each holder of Company Options and Company RSUs will be entitled to one CVR for each Share subject to such Company Option or Company RSU immediately prior to the Effective Time of the Merger. The CVRs are contractual rights only and not transferable except under certain limited circumstances, will not be certificated or evidenced by any instrument, and will not be registered with the SEC or listed for trading. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Gilead, Purchaser, the Company or any of their affiliates.

Each CVR will represent a non-tradable contractual contingent right to receive one contingent payment in an amount equal to $5.00 per CVR, in cash, without interest (except deemed interest for tax purposes, as applicable), payable if, after the closing of the Merger, the cumulative worldwide Sales (as defined in the CVR Agreement) of the anito-cel product exceed $6.0 billion on or prior to December 31, 2029.

There can be no assurance that any CVR Payment will be received.

Tender and Support Agreements

On February 22, 2026, in connection with the execution and delivery of the Merger Agreement, entities affiliated with New Enterprise Associates, entities affiliated with SR One Capital Fund I Aggregator, L.P., each of our directors and executive officers and certain other members of our management team (collectively, the Support Stockholders), solely in their respective capacities as stockholders of the Company, each entered into a tender and support agreement (collectively, the Support Agreements) with Gilead and Purchaser, pursuant to which each Support Stockholder agreed, among other things, (i) to tender all of its, his or her Shares, (ii) to vote against other proposals to acquire the Company and for any proposal for the Merger and (iii) to certain other restrictions on its, his or her respective ability to take actions with respect to the Company and its or his or her Shares. The Support Stockholders collectively own or control an aggregate of approximately 10.3% of the outstanding Shares as of February 19, 2026. Each of the Support Agreements will terminate upon the first to occur of (a) the valid termination of the Merger Agreement in accordance with its terms, (b) the Effective Time, (c) the termination thereof by written notice from Gilead to the Support Stockholders or (d) any amendment or change to the Merger Agreement or the Offer that is effected without the Stockholder’s consent that decreases the amount, or changes the form, of consideration payable to all stockholders of the Company pursuant to the terms of the Merger Agreement.

For additional information related to the Merger Agreement and the transactions contemplated thereby, please refer to the relevant materials that we have filed and will file with the SEC and that will contain important information about the Company and the Transactions.

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

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal costs incurred in connection with our anito-cel program, the development of anito-cel for the treatment of certain non-oncology indications, ARC-SparX product candidates, and the ongoing discovery and development efforts for additional product candidates.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially in the foreseeable future as we continue to advance anito-cel, in multiple myeloma and other indications outside of oncology, through clinical development, the regulatory approval process and, if approved, commercial launch activities; initiate or continue to advance non-oncology indications, including selected autoimmune disorders and our ARC-SparX product candidates, including expanding ACLX-001 and ACLX-002; continue to discover and develop additional product candidates to expand our pipeline; maintain, expand, protect, and enforce our intellectual property portfolio; and hire additional personnel.

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
•
The accuracy of our projections regarding the total addressable market for certain of our product candidates, which may be incorrect due to a number of factors including, but not limited to, patient availability, competition, reimbursement coverage and access, system capacity or execution challenges;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, and share-based compensation expense for personnel in executive, finance, and administrative functions. General and administrative expenses also include facilities, depreciation, commercial readiness activities, and other expenses not otherwise included in research and development expenses, as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services.

We expect that our general and administrative expenses will increase as we expand our operating activities and increase our headcount to prepare for a potential commercial launch of anito-cel.

Other Income, net

Other income, net consists primarily of interest earned on our cash and cash equivalents, restricted cash, and marketable securities, net accretion and amortization on marketable securities and interest expense related to our finance lease obligations.

Income Tax Provision

We have recorded an income tax expense of $69.0 thousand, $2.1 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Based on the available objective evidence during the year ended December 31, 2025, we believe it is not more likely than not that the tax benefits of our net deferred income tax assets may be realized. Accordingly, we did not record the tax benefits of net deferred income tax assets previously incurred as of December 31, 2025. The primary difference between the effective tax rate and the statutory tax rate relates to change in valuation allowance.

Results of Operations

The following table summarizes our results of operations (in thousands, except percentages):

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Collaboration revenue	$22,286	$107,936	$110,319	$(85,650)	-79%	$(2,383)	-2%
Operating expenses:
Research and development	157,611	157,093	133,849	518	0%	23,244	17%
General and administrative	117,758	88,414	66,350	29,344	33%	22,064	33%
Total operating expenses	275,369	245,507	200,199	29,862	12%	45,308	23%
Loss from operations	(253,083)	(137,571)	(89,880)	(115,512)	84%	(47,691)	53%
Interest and other income (expense), net	24,218	33,322	23,695	(9,104)	-27%	9,627	41%
Interest expense	-	(1,030)	(3,842)	1,030	-100%	2,812	-73%
Total other income, net	24,218	32,292	19,853	(8,074)	-25%	12,439	63%
Income tax expense	(69)	(2,069)	(663)	2,000	-97%	(1,406)	212%
Net loss	$(228,934)	$(107,348)	$(70,690)	$(121,586)	113%	$(36,658)	52%

Collaboration Revenue

Collaboration revenue was $22.3 million for the year ended December 31, 2025 compared to $107.9 million for the year ended December 31, 2024, a decrease of $85.7 million. This decrease was primarily driven by completion of dosing and manufacturing of anito-cel in the iMMagine-1 trial in the fourth quarter of 2024.

Collaboration revenue was $107.9 million for the year ended December 31, 2024 compared to $110.3 million for the year ended December 31, 2023.

Research and Development Expenses

The detail of our external and internal research and development costs is as follows (in thousands, except percentages):

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
External costs:
anito-cel in rrMM	$32,719	$50,141	$73,530	$(17,422)	-35%	$(23,389)	-32%
ACLX-002	9,153	14,294	5,667	(5,141)	-36%	8,627	152%
Other research and development costs	27,132	23,339	6,640	3,793	16%	16,699	251%
Total external costs	69,004	87,774	85,837	(18,770)	-21%	1,937	2%
Internal costs	88,607	69,319	48,012	19,288	28%	21,307	44%
Total research and development expenses	$157,611	$157,093	$133,849	$518	0%	$23,244	17%

Research and development expenses were $157.6 million for the year ended December 31, 2025 compared to $157.1 million for the year ended December 31, 2024, an increase of $0.5 million. The increase in research and development expenses was primarily attributable to an increase in internal costs of $19.3 million primarily due to $16.5 million increase in personnel-related costs, of which $8.9 million was due to non-cash share-based compensation, and $2.2 million increase in depreciation expense; and an increase of $3.8 million in costs relating to other pipeline programs (including anito-cel in myasthenia gravis and additional discovery programs). The increase was partially offset by a decrease of $17.4 million relating to expense in our anito-cel clinical program primarily driven by completion of dosing and manufacturing of anito-cel in the iMMagine-1 trial in the fourth quarter of 2024 and a decrease of $5.1 million in ACLX-002 program.

Research and development expenses were $157.1 million for the year ended December 31, 2024 compared to $133.8 million for the year ended December 31, 2023, an increase of $23.2 million. The increase in research and development expenses was primarily attributable to an increase in internal costs of $21.3 million due to higher personnel-related costs, of which $10.4 million was due to non-cash share-based compensation; an increase of $5.4 million in anito-cel programs; an increase of $8.6 million in costs relating to ACLX-002 program; and an increase of $17.7 million in costs relating to other pipeline programs (including ACLX-004 in AML, anito-cel in myasthenia gravis, and additional discovery programs). The increase was partially offset by a decrease of $28.8 million relating to expense in our anito-cel clinical program for a related right of use asset associated with an embedded lease for our Lonza manufacturing services agreement for which there is no alternative use.

General and Administrative Expenses

General and administrative expenses were $117.8 million for the year ended December 31, 2025 compared to $88.4 million for the year ended December 31, 2024, an increase of $29.3 million. This increase was driven primarily by an increase of $16.5 million in personnel-related costs, of which $7.9 million was due to non-cash stock-based compensation, an increase of $7.8 million in commercial readiness costs, and an increase of $1.3 million in facility costs.

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

Other income, net

Other income, net was $24.2 million for the year ended December 31, 2025 compared to $32.3 million for the year ended December 31, 2024, a decrease of $8.1 million. This decrease was driven primarily by lower marketable securities balances and a corresponding decrease in the interest earned.

Other income, net was $32.3 million for the year ended December 31, 2024 compared to $19.9 million for the year ended December 31, 2023, an increase of $12.4 million. This increase was driven primarily by higher marketable securities balances and a corresponding increase in the interest earned.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations and we expect to incur substantial additional losses in future periods. As of December 31, 2025, we had cash and cash equivalents and marketable securities of $520.1 million.

To date, we have not generated any product revenue. We do not expect to generate any meaningful revenue from product sales unless and until we obtain both regulatory approval and commercialize any of, our product candidates, except that we recognize revenue under the Kite Collaboration Agreement and its amendment on a cost-to-cost percentage of completion basis applied to the total estimated transaction price. We may also enter into other collaborative agreements with third parties, and we do not know when, or if, any will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to continue to incur additional costs associated with operating as a public company. Adequate funding may not be available to us on acceptable terms or at all.

Based on our expected operating cash requirements and capital expenditures, we believe our current cash and cash equivalents and investments in marketable securities are adequate to fund operations into 2028.

In May 2023, we entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market offering program under which we may issue and sell, from time to time and at our sole discretion, shares of our common stock, in an aggregate offering amount of up to $350.0 million. Stifel acts as our sales agent and will use commercially reasonable efforts to sell shares of common stock from time to time, based upon instruction from us. We will pay Stifel up to 3.0% of the gross proceeds from the sales of any common stock sold pursuant to the Sales Agreement and have agreed to provide Stifel with customary indemnification and contribution rights, plus reimbursement for specified expenses it incurred in connection with entering into the agreement. In 2025, we sold a total of 1,905,715 shares of common stock under our at-the-market offering program for total net proceeds of $131.6 million. In connection with the net settlement of vested restricted stock units, we withheld issuance of 546,938 shares to satisfy the Chief Executive Officer’s $38.4 million tax withholding obligations.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$(210,258)	$(83,467)	$207,573
Net cash provided by (used in) investing activities	86,297	(183,045)	(154,512)
Net cash provided by (used in) financing activities	98,534	(24,087)	279,163
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(25,427)	$(290,599)	$332,224

Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 of $210.3 million was attributable to our net loss of $228.9 million, partially offset by adjustments to net loss of $76.2 million. The adjustments to net loss primarily consist of share-based compensation of $77.9 million and depreciation and amortization of $6.7 million, partially offset by amortization of premiums and discounts on marketable securities of $8.4 million. Changes in operating assets and liabilities decreased cash by $57.5 million, primarily due to changes in contract liability to related party of $26.0 million, other non-current liabilities of $8.6 million, and accrued liabilities of $18.8 million.

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

Investing Activities

Net cash provided by investing activities of $86.3 million during the year ended December 31, 2025 consists of $495.6 million in proceeds from maturities of marketable securities, offset by $407.0 million in purchases of marketable securities and $2.3 million in purchases of property and equipment.

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

Financing Activities

Net cash provided by financing activities of $98.5 million during the year ended December 31, 2025 consists of net proceeds of $131.6 million from the issuance of common stock under our at-the-market offering program, and $5.6 million in proceeds from the exercise of stock options and stock issued pursuant to our employee stock purchase plan, offset by $38.4 million tax withholding payments related to net share settlement of restricted stock units.

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

Contractual Obligations and Contingencies

We enter into contracts in the normal course of business with contract manufacturers for manufacturing services for our clinical trials and contract research organizations for preclinical studies, clinical trials and other services, which are generally cancellable upon written notice. In addition, certain agreements with our CMOs and third-party vendors contain development and commercial milestone payments and low single-digit royalties on worldwide net sales for certain products we sell that incorporate certain goods provided by our manufacturers and suppliers. As of December 31, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2025 and 2024, we had cash, cash equivalents and marketable securities of $520.1 million and $625.7 million, respectively, primarily invested in U.S. government agency securities and treasuries, certificate of deposit, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. A 10% change in the interest rates in effect on December 31, 2025 would not have a material effect on the fair market value of our cash equivalents and available-for-sale securities.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year on December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2025, of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B. Other Information.

BLA Acceptance

On February 23, 2026, we announced that the FDA has accepted the BLA for anito-cel for review as a potential treatment for patients with rrMM. The FDA assigned anito-cel a PDUFA review goal date of December 23, 2026, which is the date by which it intends to take action on the application.

Termination of Sales Agreement

On February 24, 2026, we delivered written notice to Stifel that we were terminating our Sales Agreement, pursuant to Section 10(a) of the Sales Agreement. A copy of the Sales Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 8, 2023.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, or the Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

Exhibit Index

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, as currently in effect.		X	10-Q	3.1	8/14/2023
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.		X	8-K	3.1	12/16/2022
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.		X	10-Q	3.3	8/14/2023
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated March 26, 2021.		X	S-1	4.1	1/14/2022
4.2	Specimen common stock certificate of the Registrant.		X	S-1/A	4.2	1/31/2022
4.3	Description of Capital Stock.		X	10-K	4.3	2/27/2025
10.1†	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.		X	S-1	10.1	1/14/2022
10.2†	2017 Equity Incentive Plan, as amended, and forms of agreement thereunder.		X	S-1	10.2	1/14/2022
10.3†	2022 Equity Incentive Plan and forms of agreements thereunder.		X	S-1/A	10.3	1/31/2022
10.4†	Amended and Restated 2022 Employee Stock Purchase Plan.		X	10-Q	10.1	11/14/2022
10.5†	Employee Incentive Compensation Plan.		X	S-1	10.6	1/14/2022
10.6†	Amended and Restated Outside Director Compensation Policy.		X	10-Q	10.1	5/8/2025
10.7†	Confirmatory Employment Letter between the Registrant and Rami Elghandour.		X	S-1/A	10.9	1/31/2022
10.8†	Confirmatory Employment Letter between the Registrant and Christopher Heery, M.D.		X	S-1/A	10.10	1/31/2022
10.9†	Confirmatory Employment Letter between the Registrant and Michelle Gilson.		X	8-K	10.1	5/23/2022
10.10†	Change in Control and Severance Agreement between the Company and Michelle Gilson		X	8-K	10.2	5/23/2022
10.11†	Amended and Restated Restricted Stock Unit Award Agreement between the Registrant and Rami Elghandour, dated December 7, 2021.		X	S-1	10.13	1/14/2022
10.12†	Restricted Stock Unit Award Agreement between the Registrant and Rami Elghandour, dated January 31, 2023.		X	10-K	10.16	3/29/2023
10.13†	Form of Executive Change in Control and Severance Agreement.		X	S-1	10.5	1/14/2022
10.14^	Collaboration and License Agreement between the Registrant and Gilead Sciences, Inc.		X	10-K	10.22	3/29/2023
10.15	Common Stock Purchase Agreement between the Registrant and Gilead Sciences, Inc.		X	10-K	10.19	2/28/2024
10.16	Amended and Restated Standstill Agreement between the Registrant and Gilead Sciences, Inc.		X	10-K	10.20	2/28/2024
10.17^	Amendment No. 1 to Collaboration and License Agreement between the Registrant and Gilead Sciences, Inc.		X	10-K	10.22	2/28/2024
16.1	Letter from Ernst & Young LLP, dated March 14, 2024		X	8-K	16.1	3/14/2024

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date
19.1	Insider Trading Policy	X
21.1	List of Registrant’s subsidiaries.		X	10-K	21.1	2/28/2024
23.1	Consent of Independent Registered Public Accounting Firm.	X
23.2	Consent of Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97†	Arcellx, Inc. Clawback Policy		X	10-K	97	2/28/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

ARCELLX, INC.

Date: February 26, 2026	By:	/s/ Rami Elghandour
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

Name	Title	Date

/s/ Rami Elghandour	Chief Executive Officer and Chairman (Principal Executive Officer)	February 26, 2025
Rami Elghandour

/s/ Michelle Gilson	Chief Financial Officer
Michelle Gilson	(Principal Financial and Accounting Officer)	February 26, 2025

/s/ Olivia Ware	Director	February 26, 2025
Olivia Ware

/s/ Ali Behbahani, M.D.	Director	February 26, 2025
Ali Behbahani, M.D.

/s/ Jill Carroll, M.S.	Director	February 26, 2025
Jill Carroll, M.S.

/s/ David Lubner, M.S.	Director	February 26, 2025
David Lubner, M.S.

/s/ Kavita Patel, M.D.	Director	February 26, 2025
Kavita Patel, M.D.

/s/ Kristin Myers	Director	February 26, 2025
Kristin Myers

/s/ Andrew Galligan	Director	February 26, 2025
Andrew Galligan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arcellx, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arcellx, Inc. and its subsidiary (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Revenue Recognition – Kite Collaboration Agreement Third Party Contract Costs

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated revenue was $22.3 million for the year ended December 31, 2025, all of which relates to the Kite Collaboration Agreement. Management uses a cost based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost based input method of revenue recognition, management measures actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. These costs consist primarily of third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

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

February 26, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcellx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of Arcellx, Inc. (the Company) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2024.

Tysons, Virginia

February 28, 2024, except for Note 17, as to which the date is

February 27, 2025

ARCELLX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$80,262	$105,679
Marketable securities	370,072	481,696
Restricted cash, current	—	208
Prepaid expenses and other current assets	11,849	11,727
Total current assets	462,183	599,310
Restricted cash, non-current	2,616	2,418
Marketable securities, non-current	69,716	38,277
Property and equipment, net	42,639	46,456
Operating lease right-of-use assets	23,828	23,789
Prepaid research and development expenses and other long-term assets	3,008	1,077
Total assets	$603,990	$711,327
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,576	$2,095
Accrued liabilities	35,079	56,716
Operating lease liabilities, current portion	7,580	7,308
Finance lease liabilities, current portion	—	230
Contract liability to related party	55,967	59,056
Total current liabilities	104,202	125,405
Operating lease liabilities, net of current portion	44,339	46,542
Contract liabilities, net of current portion to related party	53,098	75,995
Other non-current liabilities	—	8,593
Total liabilities	201,639	256,535
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized and 57,929,325 shares issued and outstanding as of December 31, 2025; 1,000,000,000 shares authorized and 54,293,597 shares issued and outstanding as of December 31, 2024	56	53
Additional paid-in capital	1,127,214	950,719
Accumulated other comprehensive income	843	848
Accumulated deficit	(725,762)	(496,828)
Total stockholders’ equity	402,351	454,792
Total liabilities and stockholders’ equity	$603,990	$711,327

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023

Collaboration revenue from related party	$22,286	$107,936	$110,319

Operating expenses:
Research and development	157,611	157,093	133,849
General and administrative	117,758	88,414	66,350
Total operating expenses	275,369	245,507	200,199
Loss from operations	(253,083)	(137,571)	(89,880)
Other income (expense):
Interest and other income (expense)	24,218	33,322	23,695
Interest expense	—	(1,030)	(3,842)
Total other income, net	24,218	32,292	19,853
Loss before income taxes	(228,865)	(105,279)	(70,027)
Income tax expense	(69)	(2,069)	(663)
Net loss	(228,934)	(107,348)	(70,690)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(5)	301	768
Comprehensive loss	$(228,939)	$(107,047)	$(69,922)
Net loss per share attributable to common stockholders—basic and diluted	$(4.07)	$(2.00)	$(1.47)
Weighted-average common shares outstanding—basic and diluted	56,305,535	53,566,153	48,061,450

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance as of December 31, 2022	44,105,981	$44	$523,921	$(318,790)	$(221)	$204,954
Issuance of common stock to related party	6,720,803	7	299,699	—	—	299,706
Issuance of common stock from vesting of restricted stock	295,496	—	—	—	—	—
Exercise of stock options	1,114,015	1	7,762	—	—	7,763
Issuance of common stock pursuant to employee stock purchase plan	43,782	—	1,090	—	—	1,090
Share-based compensation	—	—	41,789	—	—	41,789
Unrealized gain on marketable securities	—	—	—	—	768	768
Net loss	—	—	—	(70,690)	—	(70,690)
Balance as of December 31, 2023	52,280,077	52	874,261	(389,480)	547	485,380
Issuance of common stock from vesting of restricted stock	528,711	—	—	—	—	—
Exercise of stock options	1,457,826	1	14,208	—	—	14,209
Issuance of common stock pursuant to employee stock purchase plan	26,983	—	1,164	—	—	1,164
Share-based compensation	—	—	61,086	—	—	61,086
Unrealized gain on marketable securities	—	—	—	—	301	301
Net loss	—	—	—	(107,348)	—	(107,348)
Balance as of December 31, 2024	54,293,597	53	950,719	(496,828)	848	454,792
Issuance of common stock in offerings, net of issuance costs	1,905,715	2	131,560	—	—	131,562
Issuance of common stock from vesting of restricted stock	1,279,230	—	—	—	—	—
Exercise of stock options	424,700	1	4,163	—	—	4,164
Issuance of common stock pursuant to employee stock purchase plan	26,083	—	1,303	—	—	1,303
Share-based compensation	—	—	77,891	—	—	77,891
Unrealized loss on marketable securities	—	—	—	—	(5)	(5)
Tax withholding paid for net share settlement of restricted stock units	—	—	(38,422)	—	—	(38,422)
Net loss	—	—	—	(228,934)	—	(228,934)
Balance as of December 31, 2025	57,929,325	$56	$1,127,214	$(725,762)	$843	$402,351

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities
Net loss	$(228,934)	$(107,348)	$(70,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,678	5,188	2,040
Loss on disposal of property and equipment	82	(260)	174
Noncash operating lease expense	(38)	3,310	1,010
Right-of-use asset expensed	—	794	18,871
Amortization of premiums and discounts on marketable securities	(8,443)	(15,459)	(11,048)
Share-based compensation	77,891	61,086	41,789
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(2,211)	8,611	(8,359)
Accounts payable and other current liabilities	2,664	(70)	(6,474)
Accrued liabilities	(21,437)	42,009	5,593
Operating lease liabilities	(1,931)	(3,767)	13,461
Contract liability to related party	(25,986)	(86,154)	221,206
Other non-current liabilities	(8,593)	8,593	—
Net cash provided by (used in) operating activities	(210,258)	(83,467)	207,573
Cash flows from investing activities
Purchases of property and equipment	(2,327)	(13,434)	(21,428)
Purchases of marketable securities	(406,976)	(597,311)	(442,429)
Proceeds from maturities of marketable securities	495,600	427,700	309,345
Net cash provided by (used in) investing activities	86,297	(183,045)	(154,512)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement, net of transactions costs ($-, $-, and $299,706 from a related party)	—	—	299,706
Proceeds from issuance of common stock in offerings, net of issuance costs	131,562	—	—
Proceeds from exercise of stock options	4,321	14,595	7,758
Proceeds from issuance of common stock under the employee stock purchase plan	1,303	1,164	1,091
Payments under finance leases	(230)	(39,846)	(29,392)
Tax withholding payments related to net share settlement of restricted stock units	(38,422)	—	—
Net cash provided by (used in) financing activities	98,534	(24,087)	279,163

Net increase (decrease) in cash and cash equivalents and restricted cash	(25,427)	(290,599)	332,224
Cash and cash equivalents and restricted cash, beginning of the year	108,305	398,904	66,680
Cash and cash equivalents and restricted cash, end of the year	$82,878	$108,305	$398,904

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,319	$1,635	$212

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$944	$325	$1,841

The accompanying notes are an integral part of the consolidated financial statements.

ARCELLX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Organization

Arcellx, Inc. (Arcellx or the Company) was incorporated in Delaware in December 2014 and is headquartered in Redwood City, California. The Company is a clinical-stage biopharmaceutical company reimagining CAR-T through the development of innovative therapies for patients with cancer and other incurable diseases.

Liquidity

The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future as it seeks marketing approval from the FDA and, if approved, commercialize anito-cel to treat patients with rrMM and continues development of drug candidates, including preclinical and clinical testing and regulatory approval prior to commercialization. The Company has not generated any revenue to date from product sales and does not expect to generate any revenues from product sales, unless and until it both obtains regulatory approval and commercializes one or more of its product candidates. The Company plans to seek additional funding through public or private equity offerings or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

The Company has incurred significant operating losses since inception and has an accumulated deficit of $725.8 million as of December 31, 2025. The Company has relied on its ability to fund its operations through private and public equity financings, and its collaboration and license agreement with Kite Pharma, Inc. (Kite), a Gilead Sciences, Inc. (Gilead) company. In January 2023, the Company received in the aggregate $325.0 million in cash which consisted of $100.0 million related to a private placement from the sale of the Company’s common stock to Gilead and a $225.0 million non-refundable, upfront payment related to the closing of its Collaboration and License Agreement (Kite Collaboration Agreement) with Kite. In December 2023, the Company received in the aggregate $285.0 million in cash which consisted of $200.0 million related to a private placement from the sale of the Company’s common stock to Gilead and a $85.0 million non-refundable, upfront payment related to the closing of its amendment to the Kite Collaboration Agreement with Kite. See Note 8, Collaboration Agreement.

As of December 31, 2025, the Company had $520.1 million of cash, cash equivalents and marketable securities, which management believes will be sufficient to meet the Company’s anticipated operating and capital expenditure requirements for at least twelve months following the date of issuance of these financial statements.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash primarily in checking and sweep accounts with commercial banks and financial institutions in amounts exceeding FDIC insurance limits. Cash equivalents consist of money market funds and U.S. treasuries.

The Company is required to maintain cash collateral on deposit in segregated money market bank accounts and certificate of deposit accounts as a condition of its lease agreements on its properties, equal to the required security deposit amounts. These amounts are presented as restricted cash, current and non-current on the accompanying consolidated balance sheets.

The following table reconciles cash and cash equivalents and restricted cash per the balance sheets to the statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$80,262	$105,679
Restricted cash, current	—	208
Restricted cash, non-current	2,616	2,418
Total	$82,878	$108,305

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

An ROU asset represents the right to control the use of an identified asset over the lease term and a lease liability represents the obligation to make lease payments arising from the lease. The Company uses the discount rate implicit in the lease, if readily determinable, or its incremental borrowing rate on the lease commencement date to determine the present value of lease payments. The lease terms used to calculate the ROU assets and related lease liabilities include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company expenses ROU assets acquired for research and development activities under ASC Topic 730, Research and Development, if they do not have alternative future use, in research and development projects or otherwise.

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

Liabilities are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes. As of December 31, 2025 and 2024, the Company had no interest or penalties related to uncertain income tax positions.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No.2023-09 "Improvements to Income Tax Disclosures" which requires incremental annual disclosures around income tax rate reconciliation, income taxes paid and other related disclosures. This guidance requires prospective application and permits retrospective application to prior periods presented. The Company adopted ASU No.2023-09 effective December 31, 2025 on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements. Refer to Note 16, Income Taxes for the additional disclosures required under this standard.

Recently Issued Accounting Pronouncements

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

3. Fair Value of Financial Instruments

The fair value of the Company’s financial assets by level within the fair value hierarchy were as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$78,872	$—	$—
Certificate of deposit (long-term restricted cash)	—	2,616	—
Marketable securities:
Government agency	—	439,788	—
Total assets measured at fair value	$78,872	$442,404	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Money market fund (cash equivalent)	$104,579	$—	$—
Money market fund (short-term restricted cash)	208	—	—
Certificate of deposit (long-term restricted cash)	—	2,418	—
Marketable securities:
Government agency	—	519,973	—
Total assets measured at fair value	$104,787	$522,391	$—

The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2025 or 2024.

4. Marketable Securities

Available-for-sale marketable securities were as follows (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	438,946	842	—	439,788
Total	$438,946	$842	$—	$439,788

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government agency	519,125	1,007	(159)	519,973
Total	$519,125	$1,007	$(159)	$519,973

The fair value of available-for-sale marketable securities by contractual maturity as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Due in 1 year or less	$370,072	$481,696
Due in 1 - 2 years	69,716	38,277
Total	$439,788	$519,973

The Company did not have securities in an unrealized loss position as of December 31, 2025. The Company had 9 securities in an unrealized loss position with an aggregate related fair value of $108.4 million as of December 31, 2024. All securities in an unrealized loss position as of December 31, 2024 had been in a loss position for less than twelve months. Unrealized losses on available-for-sale marketable securities as of December 31, 2024 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, no allowance for credit losses related to the Company’s available-for-sale marketable securities was recorded for the years ended December 31, 2024. The Company does not intend to sell these securities and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

As of December 31, 2025 and 2024, the Company recognized $3.6 million and $2.5 million, respectively, of accrued interest receivable from available-for-sale securities within prepaid expenses and other current assets on the consolidated balance sheets.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid research and development costs	$4,026	$5,882
Other prepaid expense and current assets	7,823	5,845
Total prepaid expenses and other current assets	$11,849	$11,727

6. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Lab equipment	$18,570	$16,033
Leasehold improvements	38,373	38,373
Lab equipment under finance leases	230	230
Computer equipment	1,055	906
Furniture and fixtures	158	158
Construction in progress	—	200
Property and equipment, gross	58,386	55,900
Less: accumulated depreciation and amortization	(15,747)	(9,444)
Property and equipment, net	$42,639	$46,456

Depreciation and amortization expense was $6.7 million, $5.2 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

7. Related Parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of December 31, 2025, Gilead Sciences, Inc. (Gilead) held approximately 11.5% of the Company's outstanding common stock. These holdings resulted from Gilead's investment in the Company of: (i) $100.0 million, by purchasing 3,478,261 shares of common stock at a per share price of $28.75 pursuant to a Common Stock Purchase Agreement with Gilead (Gilead SPA); and (ii) $200.0 million, by purchasing 3,242,542 shares of common stock at a per share price of $61.68 pursuant to a second Common Stock Purchase Agreement with Gilead (Second Gilead SPA). See Note 8 for further discussion of the agreements with Gilead.

The Company partnered anito-cel with Kite Pharma, Inc., a Gilead company (Kite), through its co-development/co-commercialization collaboration agreement, as described in more detail in Note 8 Collaboration Agreement.

As of December 31, 2025, the Company had $109.1 million in contract liability pursuant to the Collaboration and License Agreement with Kite (Kite Collaboration Agreement) and its amendment, of which $53.1 million represented the long-term portion of contract liability. For the year ended December 31, 2025, the Company recognized $22.3 million in revenue under the Kite Collaboration Agreement and its amendment. See Note 8, Collaboration Agreement, for further discussion of the Kite Collaboration Agreement.

8. Collaboration Agreement

In December 2022, the Company entered into the Kite Collaboration Agreement, the Gilead SPA and a standstill and stock restriction agreement with Gilead (the Standstill Agreement). Upon closing in January 2023, Kite made an upfront payment of $225.0 million and obtained a license to co-develop and co-commercialize anito-cel, and next-generation autologous and non-autologous CAR-T cell therapy products that use the same D-domain BCMA binder used in anito-cel, in each case for the treatment of multiple myeloma. The Company also granted Kite the ability to negotiate a development and commercialization license for the inclusion of a limited number of pre-specified additional autologous CAR-T cell therapy products for the treatment of multiple myeloma, which can be exercised by Kite after the Company provides to Kite a phase 1 clinical study report. Gilead made an equity investment of $100.0 million by purchasing 3,478,261 shares of Arcellx common stock at a fixed per share price of $28.75 pursuant to the Gilead SPA, which represented a $15.3 million discount on the sale of the Company’s common stock based on the share price on the date of closing.

In November 2023, the Company entered into an amendment to its Kite Collaboration Agreement, the Second Gilead SPA and an amended and restated standstill and stock restriction agreement with Gilead (the Amended Standstill Agreement). Upon closing in December 2023, Kite commenced negotiation of a license for the Company’s ARC-SparX program, ACLX-001, in multiple myeloma. The Company and Kite have also expanded the scope of the collaboration for the Company’s anito-cel to include lymphomas, which is subject to further negotiation by both parties in order to be developed and is therefore not a performance obligation either at contract inception or at December 31, 2025. In connection with the amendment to the Kite Collaboration Agreement, the Company received a $85.0 million upfront cash payment and are eligible for additional potential milestone payments. Gilead made an equity investment of $200.0 million by purchasing 3,242,542 shares of Arcellx common stock at a fixed per share price of $61.68 pursuant to the Second Gilead SPA, which represented a $15.6 million premium on the sale of the Company’s common stock based on the share price on the date of closing.

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

During the year ended December 31, 2025, no revenue was recognized from performance obligations satisfied in previous periods. As of December 31, 2025, the amount of the transaction price that has not been recognized as revenue was $28.0 million, which may be recognized as revenue over the period of time the Company is performing the research and development activities.

As of December 31, 2025, the balances in contract liability were as follows (in thousands):

Contract liability	December 31, 2025
Beginning balance at January 1, 2025	$135,051
Cash paid, net	(3,841)
Less: Revenue recognized	(22,286)
Reclass from other liabilities	141
Ending balance at December 31, 2025	109,065
Less: current portion	55,967
Noncurrent portion	$53,098

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

The Company also leased office and laboratory space in Gaithersburg, Maryland that had a term that expires in 2030 unless renewed. On January 30, 2024, the Company entered into an Assignment of Lease with a third party sublessee, pursuant to which the Company agreed to transfer and assign to a sublessee all of our rights, title, and interest under the Gaithersburg, Maryland Lease.

All three operating leases include variable lease payments, which are primarily related to common area maintenance, taxes and utility charges. The Company also has short-term operating leases with a term of one year or less.

Finance Leases

Pursuant to a manufacturing services agreement with Lonza Houston, Inc. (Lonza) in connection with the development and manufacture of autologous drug product anito-cel (Lonza Agreement), the Company entered into a statement of work with Lonza (Lonza SOW) in February 2022, for the technology transfer and cGMP manufacturing of anito-cel and potentially other pipeline products. In September 2023, the Company signed Amendment 1 to the Lonza SOW entered into in February 2022. The Amendment 1 increased quantity of manufacturing slots from September 2023 through the end of the lease in December 2024, providing the Company additional exclusive use of and control over an additional portion of the manufacturing facilities during the term that was previously shared. The Company had identified embedded leases within the SOW and the Amendment 1, which had resulted in right-of-use assets that were expensed as research and development expenses in 2022 and 2023 as the right-of-use assets had no alternative future use. The arrangement expired in December 2024. Variable costs under this arrangement included materials, external testing, and other services.

The Company elected the practical expedient to combine the lease component and the non-lease components associated with the lease component as a single lease component, except as related to the non-lease component associated with purchase of inventory.

The Company's total lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Finance lease costs:
Right-of-use assets with no alternative future use	$—	$794	$18,871
Amortization of right-of-use assets	—	—	102
Interest on lease liabilities	—	1,030	3,846
Operating lease costs	5,661	5,437	6,159
Short-term lease costs	16	19	32
Variable lease costs	1,907	7,491	8,043
Total lease costs	$7,584	$14,771	$37,053

Future minimum lease payments were as follows (in thousands) as of December 31, 2025:

Operating Leases
2026	$7,890
2027	8,150
2028	8,419
2029	8,698
2030	8,986
Thereafter	34,724
Total lease payments	76,867
Less:
Imputed interest	(24,948)
Present value of total lease liabilities	$51,919

Supplemental cash flow information related to leases is as follows (in thousands) for the year ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$6,591	$8,770
Operating cash flows from operating leases	7,639	7,291	4,603
Financing cash flows from finance leases	230	39,846	29,392
Right-of-use assets obtained in exchange for new finance lease liabilities	—	794	18,871
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	(550)

Weighted-average remaining lease terms and discount rates were as follows as of December 31, 2025:

Weighted-average remaining lease term — operating leases	8.6 Years
Weighted-average discount rate — operating leases	9.9%

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Research and development accrued expenses	$10,599	$16,507
Accrued bonus	14,562	10,438
Other liabilities	4,360	8,531
Liabilities to related party vendor	5,558	21,240
Total accrued liabilities	$35,079	$56,716

11. Commitments and Contingencies

Commercial and Development Milestones

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

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. As of December 31, 2025 and 2024, the Company was not involved in any material legal proceedings.

Indemnification Agreements

As permitted under Delaware law, the Company indemnifies its executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of this indemnification is for the officer’s or director’s lifetime. Additionally, the Company has entered into and expects to continue to enter into indemnification agreements with certain executive officers and directors. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of December 31, 2025 and 2024, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations. Therefore, no related reserves were established.

12. Stockholders' Equity

"At-the-Market" Offering Program

In May 2023, the Company entered into a sales agreement (Sales Agreement) with Stifel, Nicolaus & Company (Stifel) with respect to an at-the-market offering program under which the Company may issue and sell, from time to time and at the Company’s sole discretion, shares of the Company’s common stock, in an aggregate offering amount of up to $350.0 million. In 2025, the Company sold a total of 1,905,715 shares of its common stock in at-the-market offerings for total net proceeds of $131.6 million.

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

Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock, par value $0.0001. There was no preferred stock outstanding as of December 31, 2025 and 2024.

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

As of December 31, 2025, the aggregate number of shares of common stock that may be issued pursuant to equity awards under the 2022 Plan was 12,412,610 shares. The number of shares of common stock reserved for issuance under the 2022 Plan is cumulatively increased on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year and ending on the ten year anniversary of the date the Company’s board of directors approved the 2022 Plan, by an amount equal to the least of (1) 6,502,174 shares, (ii) 5% of the total number of shares of common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) a lesser number of shares determined by the administrator of the 2022 Plan.

Share-based compensation cost is measured at fair value and is recognized as expense on a straight-line basis over the requisite service period. Share-based compensation expense by type of award was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	$27,305	$28,057	$20,661
Restricted stock units	47,010	27,257	12,254
Restricted stock units - chief executive officer	3,099	5,266	8,336
ESPP	477	506	538
Total share-based compensation expense	$77,891	$61,086	$41,789

Share-based compensation expense as reflected in the consolidated statement of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$30,236	$21,359	$11,003
General and administrative	47,655	39,727	30,786
Total share-based compensation expense	$77,891	$61,086	$41,789

Stock Options

Stock options granted under the 2017 Plan and the 2022 Plan vest over one to four years and expire after 10 years. The Company uses the Black Scholes option pricing model to determine the grant date fair value of stock options. A summary of stock option activity for awards under the 2017 Plan and the 2022 Plan is presented below:

	Options Outstanding and Exercisable
	Shares Subject to Outstanding Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Life Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of January 1, 2025	7,240,098	$19.28	6.9	$415,634
Options Granted	83,096	66.19
Options Forfeited	(125,423)	30.19
Options Exercised	(424,700)	9.80
Outstanding as of December 31, 2025	6,773,071	$20.24	6.2	$304,613
Exercisable as of December 31, 2025	5,787,955	$16.29	6.0	$283,087

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for those options for which the exercise price was below the market price as of December 31, 2025.

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $47.98, $42.38 and $21.86, respectively.

The aggregate grant-date fair value of stock options vested during the years ended December 31, 2025, 2024 and 2023 was approximately $27.3 million, $27.7 million and $21.4 million, respectively.

As of December 31, 2025, there was $28.0 million of unrecognized compensation cost related to unvested stock option based compensation arrangements granted under the 2017 Plan and 2022 Plan. This remaining compensation expense is expected to be recognized over a weighted average period of 1.41 years as of December 31, 2025. The aggregate intrinsic value of the options exercised for the years ended December 31, 2025, 2024 and 2023 was $30.0 million, $103.5 million and $47.1 million, respectively.

The assumptions used in the Black-Scholes option pricing model for stock options granted for the years ending December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Expected term	5.5 years	5.5 - 6.27 years	5.5 - 6.25 years
Expected volatility	86% - 87%	86% - 87%	75% - 80%
Risk free interest rate	4.10% - 4.11%	3.82% - 4.56%	3.92% - 4.06%
Expected dividend yield	— %	— %	— %

Restricted Stock Units (RSUs)

RSUs granted under the 2022 Plan generally vest annually over three or four years. A summary of RSU activity for awards under the 2022 Plan, excluding the 2023 RSU Award and 2021 RSU Award (each defined below) granted to the chief executive officer, is presented below:

	Shares Subject to Outstanding Awards	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	1,811,845	$45.35
RSUs Granted	1,161,288	73.06
RSUs Vested	(810,498)	37.06
RSUs Forfeited	(63,501)	50.54
Outstanding as of December 31, 2025	2,099,134	$63.72

For the years ended December 31, 2025, 2024 and 2023, total grant-date fair value of RSUs that vested was $31.4 million, $13.4 million and $5.4 million, respectively. As of December 31, 2025, total unamortized share-based compensation relating to RSUs was $94.0 million, which is expected to be recognized over the average period of 2.26 years. The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company's common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of December 31, 2025. As of December 31, 2025, the aggregate intrinsic value of RSUs was $136.9 million.

Restricted Stock Units - Chief Executive Officer

2023 RSU Award

In January 2023, the Company granted 495,000 RSUs (the 2023 RSU Award) to its chief executive officer. The 2023 RSU Award has two different scenarios to vesting. The first vesting scenario is subject to service and market conditions. The second vesting scenario adds a performance condition. Each RSU granted in the 2023 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. In February 2025, 347,255 shares vested based on performance and market conditions achieved on the measurement date of December 31, 2024. To satisfy the Chief Executive Officer's tax withholding obligations, the Company withheld 186,996 shares and, through net settlement, issued 160,259 shares to the Chief Executive Officer in August 2025.

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

The Company began recognizing share-based compensation expense using a fair value of $13.8 million on an accelerated attribution basis over a 10-year anticipated service period according to the semi-annual measurement scenario. The performance condition under the change in control scenario was not deemed probable as of December 31, 2025.

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

Each RSU granted in the 2021 RSU Award entitles the chief executive officer to one share of common stock upon vesting subject to the service, performance, and market conditions. In February 2025, 668,416 shares were vested based on performance and market conditions achieved on the measurement date of December 31, 2024. To satisfy the Chief Executive Officer's tax withholding obligations, the Company withheld 359,942 shares and, through net settlement, issued 308,474 shares to the Chief Executive Officer in August 2025.

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

Upon completion of the IPO in February 2022, the IPO performance condition of the 2021 RSU Award was satisfied and the Company began recognizing share-based compensation expense on an accelerated attribution basis over the 10-year anticipated service period based on a $10.3 million aggregate fair value according to the IPO scenario. No other performance condition was deemed probable as of December 31, 2025.

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

As of December 31, 2025, there was $4.9 million of unrecognized share-based compensation cost related to the chief executive officer's 2023 RSU Award and 2021 RSU Award.

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

The assumptions used in the Black-Scholes option pricing model for the ESPP plan for the year ending December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Expected term	0.5 years	0.5 years	0.5 years
Expected volatility	29% - 63%	45% - 65%	65% - 68%
Risk free interest rate	3.80% - 4.44%	4.44% - 5.46%	5.26% - 5.46%
Expected dividend yield	— %	— %	— %

15. Net Loss Per Share Attributable to Common Stockholders

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024	2023
Options to purchase common stock	6,773,071	7,240,098	7,811,231
Restricted stock units	2,099,134	1,811,845	1,416,446
Restricted stock units - executive officer	432,133	1,447,804	1,447,804
Employee Stock Purchase Plan (ESPP)	6,807	3,959	2,995
Total	9,311,145	10,503,706	10,678,476

16. Income Taxes

The Company’s provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income tax provision (expense) benefit:
U.S. federal	$(45)	$(1,910)	$(427)
State	(24)	(153)	(273)
Total	$(69)	$(2,063)	$(700)

A reconciliation of the statutory U.S. federal rate and effective rate for the year ended December 31, 2025, after the adoption of ASU 2023-09, is as follows (in thousands, except percent):

	Year Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory tax rate	48,053	-21.0%
State and local income taxes, net of federal income tax effect(1)	(19)	—
Tax Credits
Research and development tax credits(2)	3,744	(1.6)
Orphan Drug Credit(2)	6,586	(2.9)
Change in valuation allowance	(52,708)	23.0
Non-deductible items
Stock based compensation(3)	21,342	(9.4)
Section 162(m)(3)	(27,156)	11.9
Other	89	—
Tax benefit (expense)/ Effective tax rate	(69)	0.0%

(1) State taxes in Texas made up the majority of the tax effect in this category.

(2) Tax credits are net of unrecognized tax benefits.

(3) The non-deductible stock based compensation and section 162(m) items include impairment of certain related deferred tax assets which have a permanent effect on the effective tax rate.

A reconciliation of the statutory U.S. federal rate and effective rate for the year ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, is as follows:

	Year Ended December 31,
	2024	2023
U.S. federal tax	21.0%	21.0%
State tax, net of federal benefit	0.3	0.6
Change in valuation allowance	(42.9)	(2.8)
Nondeductible compensation	(17.0)	(15.2)
Research and development tax credits	26.3	16.3
Stock based compensation	16.5	10.2
Change in state deferred income tax rate	(0.5)	(27.2)
Changes in unrecognized tax benefits	(5.7)	(4.8)
Change in tax rates and other	0.1	0.9
Effective income tax rate	(1.9)%	(1.0)%

The significant components of the Company’s deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
U.S. federal net operating loss carryforward	$29,176	$10,692
State net operating loss carryforward	1,250	287
Research and development expenditures	74,971	65,346
Research and development credits	38,363	26,838
Lease liabilities - operating	11,325	11,641
Stock based compensation	11,184	8,117
Accruals and others	4,364	2,371
Deferred Revenue	34,670	24,423
Gross deferred income tax assets	205,303	149,715
Less: Valuation allowance	(193,880)	(137,302)
Total deferred income tax assets	11,423	12,413
Deferred income tax liabilities:
Depreciation	(5,934)	(6,692)
Right-of-use asset - operating	(5,197)	(5,143)
Section 481(a) adjustment	(292)	(578)
Total deferred income tax liabilities	(11,423)	(12,413)
Net deferred income tax assets (liabilities)	$—	$—

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company evaluated the impact of the OBBBA and determined that it did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.

The Company records valuation allowances to reduce deferred tax assets to the amount that is not more likely than not to be realized. In assessing the likelihood of realization, management considers (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary difference and carryforwards; (iii) taxable income in prior carryback years if carryback is permitted under applicable tax law; and (iv) tax planning strategies. The Company’s net deferred income tax assets are not more likely than not to be utilized due to the lack of sufficient sources of future taxable income and cumulative book losses which have resulted over the years. The valuation allowance increased by approximately $56.6 million and $45.5 million for the year ended December 31, 2025 and 2024, respectively. The increases were primarily attributable to additional net operating loss carryforwards, capitalized research and development expenditures, research and development credits, and deferred revenue, partially offset in 2024 by the utilization of net operating loss carryforwards.

The Company had federal and State net operating loss (NOL) carryforwards of approximately $140.2 million and $233.9 million, respectively, as of December 31, 2025. The Company also had federal and State research and development tax credit carryforwards of approximately $18.9 million and $5.3 million, respectively, and federal orphan drug credit carryforwards of $27.5 million, available to potentially offset future income taxes, as of December 31, 2025. The federal NOL will be carried forward indefinitely, if not utilized, but is limited to eighty percent of taxable income. The State NOL will begin expiring in 2038, if not utilized, while a portion is carried forward indefinitely. The federal research and development tax credit carryforwards and orphan drug credit carryforwards, if not utilized, will begin to expire in 2042. The California research and development tax credit carryforwards do not expire while other State research and development tax credit carryforward will begin to expire in 2031.

Under Section 382/383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company performed a Section 382/383 analysis through December 31, 2024. The Company has experienced ownership changes. Some of the Company’s federal research and development tax credit carryforwards will be permanently limited as a result of the ownership change, which have been excluded from the Company’s deferred income tax assets. The Company has not completed a Section 382/383 analysis for the period subsequent to December 31, 2024. Subsequent ownership changes may further affect the limitation in future years.

Related to unrecognized tax benefits noted below, interest and penalties related to unrecognized tax benefits are recognized in the provision of income taxes. No penalties or interest were recorded during the years ended December 31, 2025, 2024 and 2023. The Company had $12.6 million, $9.6 million and $3.5 million unrecognized tax benefits as of December 31, 2025, 2024 and 2023, respectively. Of the unrecognized tax benefits as of December 31, 2025, 2024 and 2023, none would affect the Company’s effective tax rate if recognized due to the Company's full valuation allowance position. The following table reconciles the beginning and ending amounts of unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$9,578	$3,450	$—
Additions related to current year tax positions	2,987	3,177	809
Additions related to prior year tax positions	6	2,951	2,641
Balance at end of year	$12,571	$9,578	$3,450

The Company’s federal income tax returns for the tax years 2018 through 2024 and state income tax return for tax years 2015 through 2024 remain subject to examination by taxing authorities due to the tax attribute carryforwards. The Company's 2023 federal income tax return is currently under examination by the Internal Revenue Service.

Cash paid for income taxes, net of refunds received, by jurisdiction for the year ended December 31, 2025 is as follows (in thousands):

Year Ended December 31,
2025
U.S. federal	$1,025
Texas	285
Other	9
Total	$1,319

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

The table below provides information about the Company’s segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$22,286	$107,936	$110,319
Operating expenses:
Research and development
anito-cel in rrMM	32,719	50,141	73,530
ACLX-002	9,153	14,294	5,667
Other research and development costs	27,132	23,339	6,640
Internal costs [1]	88,607	69,319	48,012
General and administrative	117,758	88,414	66,350
Total operating expenses	275,369	245,507	200,199
Loss from operations	(253,083)	(137,571)	(89,880)
Interest and other income (expense), net	24,218	33,322	23,695
Interest expense	—	(1,030)	(3,842)
Total other income, net	24,218	32,292	19,853
Income tax expense	(69)	(2,069)	(663)
Net loss	$(228,934)	$(107,348)	$(70,690)

[1]Internal costs primarily consist of employee-related costs, including salaries, related benefits, and share-based compensation expense, as well as facility and depreciation expense.

18. Subsequent Event

Pending Acquisition by Gilead

Merger Agreement

On February 22, 2026, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Gilead and Purchaser. The Merger Agreement provides for the acquisition of the Company by Gilead in a two-step transaction, consisting of a tender offer followed by a subsequent merger of Purchaser with and into the Company, with the Company continuing as the surviving corporation.

Under the terms of the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer, to acquire all of the Company’s issued and outstanding shares of common stock, other than any Shares owned immediately prior to the effective time of the Merger by the Company (including shares held in the Company’s treasury) and any Shares owned both as of the date of the commencement of the Offer and immediately prior to the effective time of the Merger by Gilead, Purchaser or any other direct or indirect wholly owned subsidiary of Gilead, for an offer price of $115.00 per Share, net to the seller in cash, without interest and subject to any required withholding of taxes, plus one contractual contingent value right (a CVR), which will represent the right to receive one contingent payment of $5.00 per CVR, in cash, without interest and subject to any required withholding of taxes, payable if, after the closing of the Merger, the cumulative worldwide Sales (as defined in the CVR Agreement) of the anito-cel product exceed $6.0 billion on or prior to December 31, 2029. If the tender offer is successfully completed, Gilead will acquire all remaining shares of the Company not tendered in the offer through a second step merger for the same consideration as is paid in the tender offer.

The obligation of Purchaser to consummate the Offer is subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including that there will have been validly tendered, and not validly withdrawn, in the Offer a number of Shares that, considered together with all other Shares owned by Purchaser and its affiliates, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, the accuracy of the representations and warranties of the Company contained in the Merger Agreement (subject to certain materiality exceptions), material compliance by the Company with its covenants under the Merger Agreement, the expiration or termination of the waiting period applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, other specified notices, approvals or clearances in accordance with foreign antitrust laws having been given and obtained, the absence of any law or order prohibiting the consummation of the Offer or the Merger in any jurisdiction in which Gilead or the Company has material business operations, and other customary closing conditions set forth in the Merger Agreement. Consummation of the Offer is not subject to a financing condition.

The parties expect the transaction to close during the second quarter of 2026. Following completion of the Merger, the Company common stock will no longer be publicly listed.

At the effective time of the Merger (the Effective Time), each Share (other than (i) Shares owned by the Company (including shares held in the Company’s treasury), (ii) Shares owned both as of the date of the commencement of the Offer and immediately prior to the effective time of the Merger by Gilead, Purchaser, or any other direct or indirect wholly owned subsidiary of Gilead, (iii) Shares irrevocably accepted for purchase pursuant to the Offer and (iv) Shares held by stockholders who have properly exercised and perfected their demands for appraisal of such Shares in accordance with the DGCL and have neither withdrawn nor lost such rights prior to the effective time of the Merger) will be converted into the right to receive (A) the Closing Amount in cash, in each case without any interest thereon, subject to any withholding of taxes, plus (B) one (1) CVR (the Merger Consideration).

At the Effective Time, each option to purchase Shares (each, a Company Option) that is then outstanding and unexercised, whether or not vested, and which has a per share exercise price that is less than the Closing Amount, will be canceled and converted into the right of the holder to receive (x) (subject to any applicable withholding taxes) a lump-sum cash payment equal to (i) the excess (if any) of (a) the Closing Amount over (b) the per Share exercise price subject to such Company Option, multiplied by (ii) the total number of Shares subject to such Company Option immediately prior to the Effective Time, plus (y) one (1) CVR for each Share subject to such Company Option immediately prior to the Effective Time. At the Effective Time, each Company Option that is then outstanding and unexercised, whether or not vested, and which has a per share exercise price that is equal to or greater than the Closing Amount, will be canceled with no additional consideration payable therefor.

At the Effective Time, each award of restricted stock units with respect to Shares (each, a Company RSU) that is then outstanding, whether or not vested, will be canceled and converted into the right of the holder to receive (x) (subject to any applicable withholding taxes) a lump-sum cash payment equal to (i) the Closing Amount, multiplied by (ii) the total number of Shares subject to such Company RSU immediately prior to the Effective Time (with the number of Shares underlying any Company RSUs that are subject to performance-based vesting conditions determined based on achievement of actual performance in connection with the Merger, as determined by the Company’s board of directors or a committee thereof) and (y) one (1) CVR for each Share subject to such Company RSU immediately prior to the Effective Time.

The Merger Agreement contains certain termination rights for the Company and Gilead, including, among others, the Company will be required to pay Gilead a termination fee in the amount of $260.0 million, if the Merger Agreement is terminated under certain specified circumstances.