Form 10-K/A
period 2025-12-31
Arcellx, Inc.
filed 2026-04-24
CIK 1786205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number
001-41259

ARCELLX, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	47-2855917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 Bridge Parkway Redwood City, CA 94065 (Address of principal executive offices)	94065 (Zip Code)
Registrant’s telephone number, including area code: (240)
327-0630

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ACLX	The Nasdaq Global Select Market
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
12b-2
of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates
of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.2 billion based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of Registrant’s Common Stock outstanding as of February 20, 2026 was 58,479,812.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this Amendment or Form
10-K/A)
to amend the Annual Report on Form
10-K
of Arcellx, Inc., a Delaware corporation (referred to as “Arcellx,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the SEC) on February 26, 2026 (the Original Report), is being filed for the purpose of including the information required to be disclosed by Part III of Form
10-K.
This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end.
The reference on the cover page of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Report.
As required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the Exchange Act), in connection with this Form
10-K/A,
our Chief Executive Officer and Chief Financial Officer are providing Rule
13a-14(a)
certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.
Except as described above, this Form
10-K/A
does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Form
10-K/A
does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original Report was filed.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Composition of the Board
Our board of directors currently consists of eight directors, all of whom except Rami Elghandour, our President and Chief Executive Officer, are independent under the listing standards of The Nasdaq Stock Market LLC (Nasdaq). Our board of directors is divided into three classes with staggered three-year terms. Thus, at each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring.
The following table sets forth the names, ages as of March 1, 2026, and certain other information for each of our directors:

Name	Class	Age	Position(s)	Director Since	Current Term Expires
Ali Behbahani (1)(3)	I	49	Director	2015	2026
Andrew Galligan (1)	I	69	Director	2025	2026
Jill Carroll (2)(3)	II	50	Director	2017	2027
Kavita Patel (2)	II	52	Director	2021	2027
Olivia Ware (3)	II	69	Director	2022	2027
Rami Elghandour	III	47	President, Chief Executive Officer and Chairman	2021	2028
David Lubner (1)(2)	III	61	Director	2020	2028
Kristin Myers (3)	III	45	Director	2025	2028

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of corporate governance and nominating committee
Directors
Ali Behbahani
. Ali Behbahani, M.D. has served as a member of our board of directors since January 2015. Dr. Behbahani joined New Enterprise Associates (NEA), a venture capital firm, in 2007 and is currently a Partner and the
Co-Head
of Healthcare. Prior to joining NEA, he worked as an intern and later as a consultant in business development at The Medicines Company, a specialty pharmaceutical company developing acute care cardiovascular products. He previously held positions as a Venture Associate at Morgan Stanley Venture Partners from 2000 to 2002 and as a Healthcare Investment Banking Analyst at Lehman Brothers from 1998 to 2000. Dr. Behbahani has been a member of the board of directors of Black Diamond Therapeutics (Nasdaq: BDTX) since December 2018, CRISPR Therapeutics AG (Nasdaq: CRSP) since March 2015, Monte Rosa Therapeutics, Inc. (Nasdaq: GLUE) since April 2020, Nkarta, Inc. (Nasdaq: NKTX) since August 2015, Korro Bio, Inc. (Nasdaq: KRRO) since August 2019, and SpyGlass Pharma, Inc. (Nasdaq: SGP) since May 2019. Dr. Behbahani previously served as a member of the board of directors of CVRx, Inc. (Nasdaq: CVRX) from July 2013 to September 2024, Genocea Biosciences (Nasdaq: GNCA) from February 2018 to May 2022, Minerva Surgical, Inc. (Nasdaq: UTRS) from May 2011 to January 2024, Oyster Point Pharma (Nasdaq: OYST) from July 2017 to January 2023, and Adaptimmune Therapeutics Plc (Nasdaq: ADAP) from September 2014 to November 2025. Dr. Behbahani received a B.S. in biomedical engineering, electrical engineering and chemistry from Duke University, an M.B.A. from the Wharton School of the University of Pennsylvania and an M.D. from the University of Pennsylvania School of Medicine.
We believe that Dr. Behbahani is qualified to serve on our board due to his experience in life sciences and his experience as a member of the boards of directors of multiple companies in the life science industry.

Andrew Galligan
. Andrew Galligan has served as a member of our board of directors since March 2025. Mr. Galligan has served on the board of directors of Ooma, Inc. (NYSE: OOMA) since December 2014. Mr. Galligan is currently a private investor. From May 2010 to July 2020, Mr. Galligan served as Vice President of Finance and Chief Financial Officer of Nevro Corp., a medical device company. He served as Vice President of Finance and Chief Financial Officer of Ooma, Inc., a telecommunications company from February 2009 to May 2010, and as a consultant for Ooma, Inc. from September 2010 to December 2014. From 2007 to 2008, Mr. Galligan served as Vice President of Finance and Chief Financial Officer of Reliant Technologies, Inc., a medical device company (later acquired by Solta Medical, Inc.). Mr. Galligan has also held the top financial executive position at several other medical device companies and began his career in various financial positions at KPMG LLP and Raychem Corp. Mr. Galligan received a B.B.S. in Business and Finance from Trinity College, Dublin University (Ireland) and is also a Fellow of the Institute of Chartered Accountants in Ireland.
We believe that Mr. Galligan is qualified to serve on our board of directors because of his extensive experience as a senior financing executive in the life sciences industry.
Jill Carroll
. Jill Carroll, M.S. has served as a member of our board of directors since September 2017. Ms. Carroll has served as partner of SR One Capital Management, LP (S.R. One), an entity affiliated with SR One Capital Fund I Aggregator, LP since September 2020. Prior to S.R. One, Ms. Carroll was principal at S.R. One, Limited, initially joining as a Senior Associate in September 2011. From August 2010 to August 2011, Ms. Carroll served as a VP, Corporate Development at Limerick Biopharma. Between May 2004 and August 2010, Ms. Carroll served as the Senior Director, Strategic Planning & Corporate Development at Dynavax Technologies (Nasdaq: DVAX), where she was involved in multiple pharma-partnering deals, as well as substantial private and public financings. Ms. Carroll also served as a director at Clearview Projects from Sept 2001 to May 2004 and as a consultant specializing in health care at Mercer Management Consulting from March 1999 to July 2001. Ms. Carroll is a member of the board of directors of HotSpot Therapeutics, TBIO, Poplar Therapeutics, Avalyn Pharma, Odyssey Therapeutics, and AirNexis Therapeutics. Ms. Carroll received her B.S. in Chemistry from Duke University and her M.S. in Biochemistry, Cellular and Molecular Biology from Johns Hopkins University.
We believe that Ms. Carroll is qualified to serve on our board of directors because of her substantial experience as an investor and her prior management experience as a consultant and as an executive in the biotech industry.
Kavita Patel.
Kavita Patel, M.D. has served as a member of our board of directors since December 2021. Dr. Patel has been employed as a primary care physician at Mary’s Center in Washington, DC since January 2020. From January 2011 to January 2022, Dr. Patel has served as a Nonresident Fellow at the Brookings Institution. Dr. Patel has also served as a venture partner at New Enterprise Associates since 2017. Dr. Patel previously served in leadership roles at Johns Hopkins from 2011 to 2018. From 2009 to 2010, she served as Director of Policy for the Office on Intergovernmental Affairs and Public Engagement at The White House. From 2007 to 2009, she served as policy analyst and trusted aide and was part of the senior staff of the Health, Education, Labor and Pensions (HELP) Committee under Senator Edward Kennedy’s leadership. Dr. Patel currently serves as a member of the board of directors of several non-profit
organizations, including SSM Healthcare, a
non-profit
integrated delivery system. She has also served as a member of the Health and Human Services (HHS) Physician Focused Payment Model Technical Advisory Committee from 2016 to 2021. Dr. Patel’s prior research in healthcare quality and community approaches to mental illness have earned national recognition and she has published numerous papers and book chapters on healthcare reform and health policy. Dr. Patel previously served on the board of directors of Tesaro, Inc. (Nasdaq: TSRO) from 2016 to 2018, Sigilon Therapeutics, Inc. (Nasdaq: SGTX) from 2020 to 2024 and Intelligent Medicine Acquisition Corp (NASDAQ: IQMD). Dr. Patel currently serves on the board of directors of SelectQuote, Inc. (NYSE: SLQT) and several other private companies. Dr. Patel earned an M.D. from University of Texas Health Science Center, an M.S. in Health Services Research from the University of California Los Angeles and her B.A. from the University of Texas at Austin.

We believe that Dr. Patel is qualified to serve on our board of directors because of her clinical and business experience and history as a policy maker, hospital administrator and practicing clinician.
Olivia Ware
. Olivia Ware has served on our board of directors since May 2022. Ms. Ware has more than 20 years of experience in pharmaceutical drug development, commercialization and healthcare management. From November 2019 to March 2021, Ms. Ware served as the Senior Vice President, BTK Franchise Head at Principia Biopharma Inc., which was acquired by Sanofi S.A. (Nasdaq: SNY) in 2020, where she was responsible for developing overall portfolio strategy for the company’s three BTKi molecules. From 2018 to 2019, Ms. Ware served as Senior Vice President, U.S. Market and Franchise Development at Proteus Digital Health, Inc. From 2011 to 2018, Ms. Ware worked in a number of public and private biopharma firms as a private consultant. From 2016 to 2017, Ms. Ware was the Chief Commercial Officer at CytRx, Inc. From 1997 to 2010, Ms. Ware worked at Genentech, Inc. in a variety of roles of increasing responsibility in commercial, team leadership and product development. During her time at Genentech, Ms. Ware played a key role in the launch of several commercial drug products, including Rituxan
®
, Herceptin
®
, Avastin
®
and Lucentis
®
, and as Head of Oncology Team Leadership was responsible for molecule, disease and platform strategic plans and oncology portfolio management. Ms. Ware has served as a member of the board of Contineum, Inc. (Nasdaq: CTNM) since April 2024 and previously served as a member of the board of Ambrx Biopharma Inc. (Nasdaq: ADR) from April 2021 to June 2022 and Revance Therapeutics, Inc. (Nasdaq: RVNC) from March 2021 to January 2025. Ms. Ware holds an A.B. in Psychology from Davidson College and an M.B.A. in Finance and Marketing from the University of North Carolina at Chapel Hill.
We believe that Ms. Ware is qualified to serve on our board of directors due to her experience as a consultant and executive in life sciences and biotechnology board experience.
Rami Elghandour
. Rami Elghandour has served as our President, Chief Executive Officer and Chairman of the Board of Directors since January 2021. During his tenure, Mr. Elghandour scaled the organization from a start-up
to a leading biotech company, leading Arcellx to its initial public offering, a transformational partnership with Kite Pharma Inc., a Gilead company (Kite), and the execution of its pivotal trial
iMMagine-1
(evaluating anitocabtagene autoleucel, or
anito-cel,
in patients with relapsed or refractory multiple myeloma). Previously, Mr. Elghandour served in various roles at Nevro Corp., a medical device company, from October 2012 to March 2019 including President, Chief Business Officer and Chief Executive Officer and as a member of the board of Nevro Corp. from May 2016 to March 2019. From September 2008 to October 2012, Mr. Elghandour managed investments for Johnson & Johnson Development Corporation (JJDC), the venture investing arm of Johnson & Johnson (NYSE: JNJ), where he led several investments and served on the board of directors of a number of private companies, including Nevro’s board of directors. Additionally, he led strategic initiatives in the development and management of JJDC’s portfolio. From 2001 to 2006, Mr. Elghandour worked for Advanced Neuromodulation Systems, Inc. (acquired by St. Jude Medical), a medical device company, where he led firmware design and development on several implantable neurostimulators. Mr. Elghandour received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. in Electrical and Computer Engineering from Rutgers University School of Engineering.
We believe that Mr. Elghandour is qualified to serve on our board due to his investment and engineering experience, strategic and operational track record, and his service as our President and Chief Executive Officer.
David Lubner
. David C. Lubner, M.S. has served as a director of our company since August 2020. Mr. Lubner served as Executive Vice President and Chief Financial Officer of Ra Pharmaceuticals Inc., a biotechnology company acquired by UCB S.A. in April 2020, from January 2016 until June 2020. Before joining Ra Pharmaceuticals, Mr. Lubner served as Chief Financial Officer of Tetraphase Pharmaceuticals from its inception in 2006 to 2016, as Chief Financial Officer of PharMetrics from 1999 until it was acquired by IMS Health in 2005 and as Vice President and Chief Financial Officer of ProScript from 1996 to 1999, where Velcade
®
(bortezomib), a therapy widely used for the treatment of the blood cancer multiple myeloma, was discovered. Mr. Lubner currently serves as a member of the board of directors of Dyne Therapeutics Inc. (Nasdaq: DYN),

Crescent Biopharma (Nasdaq: CBIO), and several other private companies. Mr. Lubner previously served on the board of directors of Nightstar Therapeutics plc from 2017 until it was acquired by Biogen in June 2019, Gemini Therapeutics, Inc. from April 2020 to December 2021, Point Biopharma Global, Inc. from 2021 until it was acquired by Eli Lilly & Co. in December 2023, Cargo Therapeutics, Inc. (Nasdaq: CRGX) from July 2023 to September 2025, and Vor Biopharma Inc. (Nasdaq: VOR) from July 2020 to August 2025. Mr. Lubner is a former Certified Public Accountant. He received his B.S. in administration from Northeastern University and an M.S. in taxation from Bentley University.
We believe that Mr. Lubner is qualified to serve on our board based on his financial and senior executive leadership experience and his biotechnology company board experience, including serving as an audit committee chair.
Kristin Myers
. Kristin Myers has served as a member of our board of directors since March 2025. Ms. Myers has served as the Chief Operating Officer at Blue Cross Blue Shield Association, a health care coverage company, since 2024. Prior to Blue Cross, from 2021 to 2024, Ms. Myers served as Chief Executive Officer and co-founder
of Hopscotch Health, a tech-enabled healthcare services company. Prior to Hopscotch Health, from 2020 to 2021, Ms. Myers served as the Chief Operating Officer and President, PPM Division of Unified Women’s Healthcare, a women’s healthcare company. From 2013 to 2020, Ms. Myers served in various roles at Aetna, a health care insurance company, including, President, Great Lakes Region, President, Student Health Business, and Chief of Staff and Strategic Planning, Office of the CEO and Chairman. Ms. Myers earned a BS in Biomedical Engineering from the University of Wisconsin-Madison and an MBA from Harvard Business School.
We believe Ms. Myers is qualified to serve on our board of directors due to her extensive industry experience.
Director Independence
Our common stock is listed on Nasdaq. As a company listed on Nasdaq, we are required under Nasdaq listing rules to maintain a board comprised of a majority of independent directors as determined affirmatively by our board. Under Nasdaq listing rules, a director will only qualify as an independent director if, in the opinion of that listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of our audit, compensation and corporate governance and nominating committees be independent.
Audit committee members must also satisfy the additional independence criteria set forth in
Rule 10A-3
under the Exchange Act, and Nasdaq listing rules applicable to audit committee members. Compensation committee members must also satisfy the additional independence criteria set forth in
Rule 10C-1
under the Exchange Act and Nasdaq listing rules applicable to compensation committee members.
Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Ali Behbahani, Jill Carroll, David Lubner, Kavita Patel, Olivia Ware, Andrew Galligan and Kristin Myers, representing seven of our eight directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of Nasdaq. Rami Elghandour is not considered an independent director because of his position as our President and Chief Executive Officer.
There are no family relationships among any of our directors, director nominees or executive officers.
Board Leadership Structure
Mr. Elghandour serves as both our Chief Executive Officer (CEO) and Chairman of our board of directors. While our board does not have a lead independent director at this time, it engages in best practices such as having closed and executive sessions without management and the CEO respectively, and feedback is provided to our CEO as would be the case with a lead independent director. Additionally, we perform committee and board level assessments, our board of directors is highly engaged and well informed with regular communication bolstering board meetings. Our board of directors believes that Mr. Elghandour’s service as both Chairman of the board of directors and CEO is in the best interest of the Company and its stockholders as he has developed and fostered a high functioning board and organization. Mr. Elghandour possesses detailed and in-depth
knowledge of the issues, opportunities and challenges facing us and our business and is thus best positioned to develop agendas that ensure that the board of directors’ time and attention are focused on the most critical matters. Specifically, his combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and manufacturers.
Role of Board in Risk Oversight Process
Our board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our board of directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks and operational risks. The compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The audit committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting, as well as cybersecurity. The corporate governance and nominating committee is responsible for overseeing the management of risks associated with the independence of our board of directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed through discussions from committee members about such risks. Our board of directors believes its administration of its risk oversight function has not negatively affected the board of directors’ leadership structure.
Board Committees
Our board of directors has established the following standing committees of the board: audit committee, compensation committee, and corporate governance and nominating committee. The composition and responsibilities of each of the committees of our board of directors is described below.
Audit Committee
The current members of our audit committee are Mr. Lubner, Dr. Behbahani and Mr. Galligan. Mr. Lubner is the chairperson of our audit committee. Our board of directors has determined that each member of our audit committee meets the requirements for independence of audit committee members under the rules and regulations of the SEC and the listing standards of Nasdaq and also meets the financial literacy requirements of the listing standards of Nasdaq. Our board of directors has determined that each of Messrs. Lubner and Galligan is an audit committee financial expert within the meaning of Item 407(d) of
Regulation S-K.
Our audit committee is responsible for, among other things:

•	selecting, retaining, compensating, evaluating, overseeing and, where appropriate, terminating our independent registered public accounting firm;

•	reviewing and approving the scope and plans for the audits and the audit fees and approving all non-audit and tax services to be performed by the independent auditor;

•	evaluating the independence and qualifications of our independent registered public accounting firm;

•	reviewing our financial statements, and discussing with management and our independent registered public accounting firm the results of the annual audit and the quarterly reviews;

•	reviewing and discussing with management and our independent registered public accounting firm the quality and adequacy of our internal controls and our disclosure controls and procedures;

•	discussing with management our procedures regarding the presentation of our financial information, and reviewing earnings press releases and guidance;

•	overseeing the design, implementation and performance of our internal audit function, if any;

•	setting hiring policies with regard to the hiring of employees and former employees of our independent auditor and overseeing compliance with such policies;

•	reviewing, approving and monitoring related party transactions;

•
reviewing and monitoring compliance with our code of business conduct and ethics, and reviewing conflicts of interest of our board members and officers other than related party transactions reviewed by our corporate governance and nominating committee;

•
adopting and overseeing procedures to address complaints regarding accounting, internal accounting controls and auditing matters, including confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;

•	reviewing and discussing with management and our independent auditor the adequacy and effectiveness of our legal, regulatory and ethical compliance programs; and

•	reviewing and discussing with management and our independent auditor our guidelines and policies to identify, monitor and address enterprise risks.
Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter of our audit committee is available on our website at www.arcellx.com. During 2025, our audit committee held four meetings.
Compensation Committee
The current members of our compensation committee are Ms. Carroll, Dr. Patel and Mr. Lubner. Ms. Carroll is the chairperson of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of Nasdaq. Each member of the compensation committee is also a non-employee
director, as defined pursuant to
Rule 16b-3
promulgated under the Exchange Act. Our compensation committee is responsible for, among other things:

•	reviewing, approving or making recommendations to our board of directors regarding the compensation for our executive officers, including our chief executive officer;

•	reviewing, approving and administering our employee benefit and equity incentive plans;

•	establishing and reviewing the compensation plans and programs of our employees, and ensuring that they are consistent with our general compensation strategy;

•	approving or making recommendations to our board of directors regarding the creation or revision of any clawback policy; and

•	making recommendations to our board of directors regarding non-employee director compensation.
Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter of our compensation committee is available on our website at www.arcellx.com. During 2025, our compensation committee held four meetings.
Corporate Governance and Nominating Committee
The current members of our corporate governance and nominating committee are Dr. Behbahani, Ms. Carroll, Ms. Ware and Ms. Myers. Dr. Behbahani is the chairperson of our corporate governance and nominating committee. Our board of directors has determined that each member of our corporate governance and nominating committee meets the requirements for independence for corporate governance and nominating committee members under the listing standards of Nasdaq. Our corporate governance and nominating committee is responsible for, among other things:

•	reviewing and assessing and making recommendations to our board of directors regarding desired qualifications, expertise and characteristics sought of board members;

•	identifying, evaluating, selecting or making recommendations to our board of directors regarding nominees for election to our board of directors;

•	developing policies and procedures for considering stockholder nominees for election to our board of directors;

•	reviewing our succession planning process for our chief executive officer and any other members of our executive management team;

•	reviewing and making recommendations to our board of directors regarding the composition, organization and governance of our board of directors and its committees;

•	reviewing and making recommendations to our board of directors regarding our corporate governance guidelines and corporate governance framework;

•	overseeing director orientation for new directors and continuing education for our directors;

•	overseeing the evaluation of the performance of our board of directors and its committees;

•
reviewing and monitoring compliance with our code of business conduct and ethics, and reviewing conflicts of interest of our board members and officers other than related party transactions reviewed by our audit committee;

•	reviewing, approving and monitoring related party transactions;

•	administering policies and procedures for communications with the non-management members of our board of directors; and

•	monitoring compliance with any stock ownership guidelines.
Our corporate governance and nominating committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our corporate governance and nominating committee is available on our website at www.arcellx.com. During 2025, our corporate governance and nominating committee held one meeting.
Attendance at Board and Stockholder Meetings
During our fiscal year ended December 31, 2025, our board of directors held four meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (1) the total number of meetings of the board of directors held during the period for which he or she has been a director and (2) the total number of meetings held by all committees on which he or she served during the periods that he or she served.
Although we do not have a formal policy regarding attendance by members of our board of directors at the annual meeting of stockholders, we encourage, but do not require, directors to attend. Seven of our then eight serving directors attended our 2025 annual meeting of stockholders.
Executive Sessions of
Non-Employee
Directors
To encourage and enhance communication among
non-employee
directors, and as required under applicable Nasdaq rules, our corporate governance guidelines provide that the non-employee
directors will meet in

executive sessions without management present on a periodic basis. In addition, if any of our non-employee
directors are not independent directors, then our independent directors will also meet in executive session on a period basis. Both of these sessions occurred following every board of directors meeting during 2025 and after every committee meeting as well.
Compensation Committee Interlocks and Insider Participation
During 2025, the members of our compensation committee were Ms. Carroll, Dr. Patel and Mr. Lubner. None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Considerations in Evaluating Director Nominees
Our corporate governance and nominating committee uses a variety of methods for identifying and evaluating potential director nominees. In its evaluation of director candidates, including the current directors eligible for re-election,
our corporate governance and nominating committee will consider the current size and composition of our board of directors and the needs of our board of directors and the respective committees of our board of directors and other director qualifications. While our board has not established minimum qualifications for board members, some of the factors that our corporate governance and nominating committee considers in assessing director nominee qualifications include, without limitation, issues of character, professional ethics and integrity, judgment, business experience and diversity, and with respect to diversity, such factors as race, ethnicity, gender, differences in professional background, age and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on our board. Although our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that the board should be a diverse body, and the corporate governance and nominating committee considers a broad range of perspectives, backgrounds and experiences.
If our corporate governance and nominating committee determines that an additional or replacement director is required, then the committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, board or management.
After completing its review and evaluation of director candidates, our corporate governance and nominating committee recommends to our full board of directors the director nominees for selection. Our corporate governance and nominating committee has discretion to decide which individuals to recommend for nomination as directors and our board of directors has the final authority in determining the selection of director candidates for nomination to our board.
Stockholder Recommendations and Nominations to our Board of Directors
Our corporate governance and nominating committee will consider recommendations and nominations for candidates to our board of directors from stockholders in the same manner as candidates recommended to the committee from other sources, so long as such recommendations and nominations comply with our amended and restated certificate of incorporation and amended and restated bylaws, all applicable company policies and all applicable laws, rules and regulations, including those promulgated by the SEC. Our corporate governance and nominating committee will evaluate such recommendations in accordance with its charter, our bylaws and corporate governance guidelines and the director nominee criteria described above.
A stockholder that wants to recommend a candidate to our board of directors should direct the recommendation in writing by letter to our corporate secretary at Arcellx, Inc., 800 Bridge Parkway, Redwood City, CA 94065,

Attention: Corporate Secretary. Such recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and us and evidence of the recommending stockholder’s ownership of our capital stock. Such recommendation must also include a statement from the recommending stockholder in support of the candidate. Our corporate governance and nominating committee has discretion to decide which individuals to recommend for nomination as directors.
Under our amended and restated bylaws, stockholders may also directly nominate persons for our board of directors. Any nomination must comply with the requirements set forth in our amended and restated bylaws and the rules and regulations of the SEC and should be sent in writing to our corporate secretary at the address above.
Communications with the Board of Directors
Stockholders and other interested parties wishing to communicate directly with our non-management
directors, may do so by writing and sending the correspondence to our Chief Executive Officer, Chief Financial Officer or General Counsel by mail to our principal executive offices at Arcellx, Inc., 800 Bridge Parkway, Redwood City, CA 94065. Our Chief Executive Officer, Chief Financial Officer or General Counsel, in consultation with appropriate directors as necessary, will review all incoming communications and screen for communications that (1) are solicitations for products and services, (2) relate to matters of a personal nature not relevant for our stockholders to act on or for our board to consider and (3) matters that are of a type that are improper or irrelevant to the functioning of our board or our business, for example, mass mailings, job inquiries and business solicitations. If appropriate, our Chief Executive Officer, Chief Financial Officer or General Counsel will route such communications to the appropriate director(s) or, if none is specified, then to the chairperson of the board or the lead independent director (if one is appointed). These policies and procedures do not apply to communications to non-management
directors from our officers or directors who are stockholders or stockholder proposals submitted pursuant to
Rule 14a-8
under the Exchange Act.
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities and those of public companies in which we have a business relationship by our directors, executive officers, employees and independent contractors, contingent workers, and consultants, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. It is also our policy that any transactions in our securities by the company itself shall be in full compliance with insider trading laws, rules, and regulations. Our insider trading policy further prohibits the members of our board of directors and all employees, including our named executive officers, from, directly or indirectly, (a) trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities (other than stock options, restricted stock units and other compensatory awards issued to them by us) or (b) purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities either (i) granted to them by us or (ii) held, directly or indirectly, by them.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our board of directors has adopted corporate governance guidelines. These guidelines address, among other items, the qualifications and responsibilities of our directors and director candidates, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other executive and senior financial officers. The full text of our corporate governance guidelines and code of business conduct and ethics are available on our website at www.arcellx.com. We will post amendments to our code of business conduct and ethics or any waivers of our code of business conduct and ethics for directors and executive officers on the same website.
Director Compensation
Non-Employee
Director Compensation Policy
Our board of directors has adopted a compensation policy for our non-employee
directors. The
non-employee
director compensation policy was developed with input from our independent compensation consultant regarding practices and compensation levels at comparable companies. It is designed to attract, retain, and reward non-employee
directors.
Under the compensation policy, each
non-employee
director receives the cash and equity compensation for board services described below. We also reimburse our non-employee
directors for reasonable, customary, and documented travel expenses to board of directors or committee meetings.
The compensation policy includes a maximum annual limit of $750,000 of cash retainers or fees and equity awards that may be paid, issued, or granted to a non-employee
director in any fiscal year, increased to $1,000,000 in the first year an individual becomes a non-employee
director. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with GAAP). Any cash compensation paid, or equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee
director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee
directors.
Cash compensation
For the 2025 fiscal year,
non-employee
directors were eligible to receive the following cash compensation for their services under the outside director compensation policy:

•	$50,000 per year for service as a board member;

•	$20,000 per year for service as a lead independent director (if one is appointed);

•	$20,000 per year for service as chair of the audit committee;

•	$10,000 per year for service as a member of the audit committee;

•	$15,000 per year for service as chair of the compensation committee;

•	$7,500 per year for service as a member of the compensation committee;

•	$10,000 per year for service as chair of the corporate governance and nominating committee; and

•	$5,000 per year for service as a member of the corporate governance and nominating committee.
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
basis.
Equity compensation
Initial Award
: For the 2025 fiscal year, each person who first became a
non-employee
director was eligible to receive, on the first trading date on or after the date on which the person first becomes a non-employee
director, an initial award of a stock option (the Initial Award) covering a number of shares of our common stock having a grant date fair value (determined in accordance with GAAP) equal to $850,000; provided that any resulting fraction will be rounded down to the nearest whole share. Each Initial Award will vest as follows: 1/3rd of the shares subject to the Initial Award will be scheduled to vest each year following the grant date on the anniversary of the grant date, in each case subject to the non-employee
director continuing to be a
non-employee
director through the applicable vesting date. If the person was a member of our board of directors and also an employee, becoming a non-employee
director due to termination of employment will not entitle them to Initial Awards.
Annual Award
: For the 2025 fiscal year, each
non-employee
director automatically received, on the first trading day immediately following the annual meeting of our stockholders, an annual award of a stock option (each, an Annual Award) covering a number of shares of our common stock having a grant date fair value (determined in accordance with GAAP) of $425,000; provided that the first Annual Award granted to an individual who first becomes a non-employee
director following the effective date of the policy will have a grant date fair value equal to the product of (A) $425,000 multiplied by (B) a fraction, (i) the numerator of which is equal to the number of fully completed days between the non-employee
director’s initial start date and the date of the first annual meeting of our stockholders to occur after such individual first becomes a non-employee
director, and (ii) the denominator of which is 365; and provided further that any resulting fraction will be rounded down to the nearest whole share. Each Annual Award will vest as follows: 100% of the shares subject to the Annual Award will be scheduled to vest upon the earlier of the one-year
anniversary of the grant date or the next annual meeting of our stockholders that occurs following the grant date, in each case subject to the non-employee
director continuing to be a
non-employee
director through the applicable vesting date.
In the event of a “change in control” (as defined in our 2022 Plan), each non-employee
director will fully vest in their outstanding company equity awards issued under the director compensation policy, including any Initial Award or Annual Award, immediately prior to the consummation of the change in control provided that the non-employee
director continues to be a
non-employee
director through such date.
Director Compensation for Fiscal 2025
The following table sets forth information regarding the total compensation awarded to, earned by or paid to our non-employee
directors for their service on our board of directors, for the fiscal year ended December 31, 2025. Directors who are also our employees receive no additional compensation for their service as directors. During 2025, Mr. Elghandour was an employee and executive officer of the company and therefore did not receive compensation as a director. See “
Executive Compensation
” for additional information regarding Mr. Elghandour’s compensation.

Name	Fees Paid or Earned in Cash ($)	Option Awards ($) (1)	Total ($)
Jill Carroll	66,578	424,630	491,208
Ali Behbahani	66,899	424,630	491,529
David Lubner	73,757	424,630	498,387
Kavita Patel	54,826	424,630	479,456
Olivia Ware	52,647	424,630	477,277
Kristin Myers (2)	43,236	931,788	975,024
Andrew Galligan (2)	47,167	931,788	978,955
Derek Yoon (3)	22,035	—	22,035

(1)
The amounts reported represent the aggregate grant date fair value of options granted during 2025, as computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC 718). The assumptions used in the calculation of these amounts are included in Note 2 to the Company’s audited consolidated financial statements included in the Original Report.

(2)	Ms. Myers and Mr. Galligan joined our board of directors in March 2025.
(3)	Mr. Yoon resigned from our board of directors in March 2025.

The following table lists all outstanding equity awards held by non-employee
directors as of December 31, 2025:

Name	Number of Shares Underlying Outstanding Stock Awards	Number of Shares Underlying Outstanding Options
Jill Carroll	—	28,644
Ali Behbahani	—	28,644
David Lubner	—	195,007
Kavita Patel	—	76,234
Olivia Ware	—	65,450
Kristin Myers	—	18,613
Andrew Galligan	—	18,613
Board and Workforce Diversity
Although our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that the board should be a diverse body, and the corporate governance and nominating committee considers a broad range of perspectives, backgrounds and experiences.
The table below provides certain highlights of the composition of our Board members and nominees as of March 1, 2026.

Total Number of Directors: Part I: Gender Identity	8 Female		Male
	4		4
Part II: Demographic Background*
African American or Black	1	1	—
Asian	1		—
White	2		2
Middle Eastern or North African			1
Did Not Disclose Demographic Background
In addition to board diversity, we believe a diverse workforce is critical to our success and that focusing on diversity and inclusion is not only the right thing to do but is also a competitive advantage. We have attracted a diverse and talented group of innovators and company builders to help us execute our strategy and to build a transformative cell therapy platform company.
As of March 1, 2026, we had 220 full-time employees, and we are committed to continuing to build and maintain a diverse and inclusive organization. We also believe talent is equally distributed across gender, ethnicity and is not overly represented in any single group. As such, we believe focusing on building high performance teams naturally leads to building diverse teams. We are purposeful in our efforts to create a culture and environment that attracts and retains top talent, including talent from underrepresented groups as reflected in the diversity throughout our organization:

•	Total Company: 55% female; 77% diverse (gender, racial & ethnic representation);

•	Board of Directors: 50% women; 75% diverse;

•	Executive Leadership: 60% female; 90% diverse;

•	Directors roles: 50% female; 69% diverse;

•	Managers and senior scientists with managerial responsibilities: 49% female; 67% diverse; and

•	Technical and Scientific roles: 48% female; 71% diverse.

Demographics are self-reported and diversity numbers are representative of both gender and ethnic diversity.
Our commitment to diversity does not stop within the walls of our organization. With our mission of advancing humanity, we believe in equitable access to healthcare. Inclusive research programs that encompass real-world patient populations can contribute to addressing racial inequality in healthcare. We are dedicated to expanding representation within our clinical trials. We also believe deeply in corporate social responsibility and being conscious stewards in our society. We are devoted to leveraging our science to make a positive impact for the patients and local communities we serve. As our organization expands, we intend to grow our community involvement and outreach efforts and establish our corporate brand as a force for good through corporate philanthropy, patient advocacy, and employee volunteerism.
Executive Officers
The following table sets forth certain information about our executive officers as of March 1, 2026.

Name	Age	Position
Rami Elghandour	47	President and Chief Executive Officer
Michelle Gilson	34	Chief Financial Officer
Christopher Heery	46	Chief Medical Officer
Rami Elghandour
. See Mr. Elghandour’s biography above in the section titled “Composition of the Board.”
Michelle Gilson
. Michelle Gilson has served as our Chief Financial Officer since May 2022. From April 2021 to May 2022, Ms. Gilson served as a Managing Director at Canaccord Genuity Group Inc., a financial services firm. She also served as a biotech equity research analyst at Canaccord Genuity Group Inc. from March 2018 to May 2022. Prior to joining Canaccord Genuity Group Inc., she served as a Senior Associate at Jefferies LLC, an investment banking firm, from September 2017 to March 2018, an Associate at Instinet LLC (Nomura Group), a financial securities service firm from December 2016 to September 2017, an Associate Director at Oppenheimer & Co., Inc. (NYSE:OPY), an investment bank and financial services company from January 2015 to November 2016, and an Analyst at Goldman Sachs (NYSE: GS), an investment bank and financial services company, from June 2014 to January 2015, covering healthcare and biotechnology companies. Ms. Gilson holds a B.S. in Business Administration from the University of Southern California.
Christopher Heery
. Christopher Heery, M.D. has served as our Chief Medical Officer since April 2021. Previously, Dr. Heery, served as Chief Medical Officer of Precision BioSciences, Inc., a genome editing company, from May 2019 to April 2021, where he oversaw the clinical development of one of the first allogeneic
CAR-T
cell platforms and provided clinical insight into clinical efforts for gene editing therapeutics. Dr. Heery also served as Chief Medical Officer at Bavarian Nordic A/S, a biotechnology company, from October 2016 to April 2019, where he oversaw clinical development programs for its immune-oncology and infectious disease portfolios. Prior to that, he was a Staff Clinician and then an Associate Research Physician and Head of the Clinical Trials Group of the Laboratory of Tumor Immunology and Biology at the National Cancer Institute (NCI), a U.S. government health agency, from April 2012 to November 2013 and November 2013 to September 2016, respectively, where he was part of a larger effort to create new immunotherapies for the treatment of cancer. He joined the NCI Medical Oncology Branch as a Medical Oncology Fellow in 2009 and also served as an Adjunct Appointment in the Genitourinary Malignancies Branch. Dr. Heery has served as a member of the board of Medkine, Inc. since October 2021. Dr. Heery is board certified in Medical Oncology and Internal Medicine. He received a B.A. from Duke University and a M.D. from East Carolina University Brody School of Medicine and completed his internal medicine residency at the University of Illinois at Chicago.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (CD&A) is intended to assist our stockholders in understanding our 2025 executive compensation program. It also explains how we determined the material elements of compensation for our principal executive officer, principal financial officer and the executive officer (other than our principal executive officer and principal financial officer) who was our most highly-compensated executive officer as of December 31, 2025, and whom we refer to as our “named executive officers” or “NEOs.” We had three executive officers in 2025, all of whom served for the full year.
For 2025, our NEOs were as follows:

Named Executive Officer	Title
Rami Elghandour	President, Chief Executive Officer and Chairman
Michelle Gilson	Chief Financial Officer
Christopher Heery	Chief Medical Officer
This CD&A provides an overview of our executive compensation-related policies, practices and decisions for fiscal year 2025. It also provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each compensation element that we provide to our executive officers. In addition, it explains how and why the compensation committee of our board of directors arrived at the specific compensation decisions for our executives, including our named executive officers, in 2025.
Company Overview and Performance
2025 was a transformational year for Arcellx. We continued advancing our lead program anito-cel,
which we believe is poised to become the leading therapy for patients suffering from relapsed or refractory multiple myeloma.
Towards this goal, we submitted our first BLA for
anito-cel
based on our pivotal study,
iMMagine-1,
and shared updated positive results from the study at the American Society of Hematology meeting in December 2025. This data highlighted the potential best-in-class
profile for
anito-cel
and positioned the program well for a potential 2026 launch. Additionally, we made substantial progress towards expanding the potential impact of anito-cel
by making substantial progress in the enrollment of
iMMagine-3,
our earlier line study, through our partnership with Kite. Finally, we prepared for the commercial launch of anito-cel
by building a world class commercial organization and preparing for a best in category launch.
In parallel to these company defining achievements, we continued to advance our pipeline, dosing patients in our Phase 1 study of anito-cel
in myasthenia gravis, an autoimmune disease, and continuing dose finding activities in our Phase 2 study of
ACLX-002
in acute myeloid leukemia.
Finally, we continued to operate in a capital efficient manner meeting our budgetary goals and our launch preparation objectives. This progress reflects our incredible and dedicated team who managed to deliver on all our critical core goals and stretch goals for 2025, positioning us for continued success. In addition to our operational performance, we are equally proud of the diverse and inclusive culture we’re building at Arcellx.
We are excited to carry this momentum into 2026 as we prepare for a launch in rrMM. With our pending acquisition, the Gilead and Kite teams are well positioned to continue our mission to advance humanity by engineering cell therapies that are safer, more effective, and more broadly accessible.
It has been a privilege to advance this therapy and build Arcellx into a preeminent biotech story. We believe in the power of cell therapy and its life saving impact for patients. We hope our progress will inspire continued innovation in this transformational space and that our commitment to people and culture will inspire people-centered leadership as a path to success.
Executive Compensation Policies and Practices
We maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. During 2025, the following executive compensation policies and best practices were in place to further align our NEOs interests with stockholders’ long-term interests, support executive pay-related
governance and drive performance.

✓	Maintain an Independent Compensation Committee . The compensation committee consists solely of independent directors who establish our compensation policies and practices.

✓
Retain an Independent Compensation Advisor.
The compensation committee engages and retains its own advisors. During 2025, the compensation committee engaged Meridian Compensation Partners, LLC (Meridian), a national compensation consulting firm, to provide information, analysis, and other advice to assist with its responsibilities. Meridian performs no other consulting services for the company.

✓
Annual Executive Compensation Review.
The compensation committee conducts an annual review and approval of our compensation strategy, including a review and determination of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the company.

✓
Emphasize Long-Term Equity Compensation.
The compensation committee uses equity awards to deliver long-term incentive compensation opportunities to our named executive officers. These equity awards vest or may be earned over multi-year periods, which better serves our long-term value creation goals and retention objectives.

✓	Reasonable Change-in-Control Arrangements. The post-employment compensation arrangements for our named executive officers provide for amounts and multiples that are within reasonable market norms.

✓	Prohibition on Hedging and Pledging. Under our Insider Trading Policy, we prohibit our employees from hedging any company securities and from pledging any company securities as collateral for a loan.

✓
No “Single Trigger” Change in Control Severance Payments or Benefits
. We do not provide “single trigger” change in control severance payments or benefits to our named executive officers. Pursuant to the Merger Agreement, all outstanding equity awards held by our named executive officers, other employees and directors will fully accelerate at the closing of the Merger.

✓
No Excise Tax Payments on Post-Employment Compensation Arrangements
. For 2025, we did not provide any excise tax reimbursement payments (including
“gross-ups”)
on payments or benefits contingent upon a change of control of the company. Pursuant to the Merger Agreement, the parties have agreed that we may pay up to an aggregate of $25,000,000, inclusive of any gross-up
payments, to employees of the Company, including the Company’s executive officers, to facilitate the payment of taxes imposed upon them by Section 4999 of the Code as a result of a payment being classified as a parachute payment under Section 280G of the Code.

✓	Limited Perquisites. We provide minimal perquisites and other personal benefits to our named executive officers, which, in 2025, consisted of matching contributions to Section 401(k) accounts.

✓	Succession Planning. Our board of directors reviews the risks associated with our key executive positions so that we have an adequate succession strategy.
Results of Stockholder Advisory Vote on Named Executive Officer Compensation
At our annual meeting held on May 28, 2025, approximately 80.8% (excluding abstentions and broker non-votes)
of the votes were in favor of the
Say-on-Pay
proposal covering our fiscal 2025 executive compensation program.
We regularly communicate with our stockholders to better understand their opinions on our business strategy and objectives and to obtain feedback regarding other matters of investor interest, including executive compensation.

Additionally, the compensation committee obtains feedback, advice, and recommendations on compensation best practices from its independent external compensation consultant, Meridian, and assesses the reports and publications of proxy advisory firms. The compensation committee also reviews our performance, the compensation practices of our peers, compensation surveys and other materials regarding general and executive compensation.
Executive Compensation Philosophy
The overall objectives of the compensation committee in designing our executive compensation programs are to:

•	Provide competitive compensation that enables us to attract and retain top performing talent that contributes to our long-term success;

•	Create a direct link between the achievement of business plans and key objectives with employee compensation;

•	Motivate employees to focus on the achievement of annual and long-term performance goals and to drive superior performance;

•	Align the interests of the employees and investors through the use of long-term incentives while effectively managing share usage and equity dilution; and

•	Efficiently manage our equity reserve.
The compensation committee relies on Meridian to perform a market review and analysis of changes in practice by developing a comparative framework to define specific peer companies and data sources (e.g., proxy statement disclosures and Radford’s Global Compensation Survey) to be used as one factor in its assessment of executive compensation, as discussed in more detail below. Using this comparative framework, the compensation committee examines market positioning for executives in the areas of base salary, target bonuses and total cash compensation, as well as long-term incentive compensation, with a general (but not exclusive) focus on moving towards the following targets:

•	50 th percentile for total cash compensation (inclusive of base salary and target bonus); and

•	75 th to 90 th percentile for long-term incentive compensation.
This philosophy supports our goal of fielding an exceptional team in a highly competitive and dynamic industry while driving consistent long-term performance by managing cash burn through leaning more on long term equity compensation relative to cash compensation. Executive compensation may be above or below the stated philosophy based on experience, scope of position and individual performance as well as other factors the compensation committee may feel is appropriate in its judgment. Our current compensation philosophy is aligned with our market leading position and performance to date and will continue to be evaluated such that it remains in line with our performance on an ongoing basis.
The compensation committee periodically reviews and analyzes market trends and the prevalence of various compensation delivery vehicles and adjusts the design and operation of our executive compensation program from time to time as it deems necessary and appropriate. Although the compensation committee considers a multitude of factors in its deliberations, including competitive positioning relative to its peer group, it places no formal weighting on any one factor. As we continue to grow, the compensation committee will evaluate our compensation philosophy and program objectives as circumstances require. At a minimum, we expect the compensation committee to review executive compensation annually.

Compensation-Setting Process
Role of the Compensation Committee
The compensation committee, among its other responsibilities, establishes our executive pay philosophy, provides oversight of our compensation policies, and reviews and approves our executive compensation program, including the specific compensation of our named executive officers. The compensation committee has the authority to retain special counsel and other advisors, including compensation consultants, to assist in carrying out its responsibilities to determine the compensation of our executives. The compensation committee’s authority, duties, and responsibilities are described in its charter, which is reviewed regularly and revised and updated as warranted. A copy of the compensation committee charter is available on our investor relations website at https://ir.arcellx.com/governance/governance-documents/default.aspx.
The compensation committee relies on its compensation consultant and legal counsel, as well as our Chief Executive Officer, to formulate recommendations with respect to specific compensation actions. The compensation committee approves executive compensation and non-executive
compensation guidelines for all employees including all final decisions for base salary levels, target annual bonus opportunities, actual bonus payments, and long-term incentives in the form of equity awards except for our Chief Executive Officer.
The compensation of our Chief Executive Officer is additionally developed, reviewed and approved by the compensation committee and the full board of directors without his participation. The compensation committee meets on a regularly scheduled basis and at other times as needed. The compensation committee periodically reviews compensation matters with our board of directors.
At the end of each year, the compensation committee reviews our executive compensation program, including any incentive compensation plans and arrangements, to assess whether our compensation elements, actions, and decisions are (i) properly coordinated, (ii) aligned with our vision, mission, values, and corporate goals, (iii) provide appropriate short-term and long-term incentives for our executives, (iv) achieve their intended purposes, and (v) are competitive with the compensation of executives in comparable positions at the companies with which we compete for executive talent. Following this assessment, the compensation committee makes any necessary or appropriate modifications to our existing plans and arrangements or adopts new plans or arrangements.
The factors considered by the compensation committee in determining the compensation of our named executive officers for 2025 included, among others:

•	the recommendation of the Chief Executive Officer, except with respect to his own compensation;

•	overall company performance;

•	the management team’s individual performances;

•	breadth of responsibilities;

•	reflection of culture and values;

•	the growth in our stock price;

•	projected equity pool usage and availability;

•	the need to retain executives;

•	a review of the relevant competitive market analysis prepared by Meridian;

•	the portions of total compensation that are fixed and variable; and

•	a holding power analysis, showing the retentive power of granted but unvested equity awards.

The compensation committee considers this information in light of their individual experience, knowledge of the company, knowledge of each executive officer, knowledge of the competitive market, and business judgment in making their decisions regarding executive compensation and our executive compensation program.
Role of Our Chief Executive Officer and Management
The compensation committee works with members of our management, including our Chief Executive Officer, in determining the compensation of our named executive officers. Our management works with the compensation committee to recommend the structure of the annual bonus plan, and to identify and develop corporate performance objectives for such plan, and to evaluate actual performance against the selected measures. Our Chief Executive Officer also makes recommendations to the compensation committee as described in the following paragraph and is involved in the determination of compensation for executives other than himself.
At the end of each year, Meridian develops preliminary recommendations for consideration which are then adjusted, as applicable, by our management, including our Chief Executive Officer, except with respect to his own compensation, to account for the company’s historical practices and individual performance. Our Chief Executive Officer provides the compensation committee and the board of directors with a detailed review of the performance of our executive officers for the year and then makes recommendations to the compensation committee for each element of compensation. Using his detailed evaluation of each executive’s performance and taking into consideration historical compensation awards to our executives and named executive officers and our corporate performance during the year as well as the executive’s individual performance and impact, these recommendations include base salary adjustments, target annual bonus opportunities for the subsequent year, actual bonus payments for the year, and long-term incentives in the form of equity awards for each of our executives (other than himself). The compensation committee then reviews these recommendations and considers the factors described above and approves or makes recommendations to the board of directors to approve the total direct compensation of each executive, as well as each individual compensation element.
While the compensation committee considers our Chief Executive Officer’s recommendations, as well as the competitive market analysis prepared by its compensation consultant, these recommendations and market data serve as only two of several factors in making its decisions with respect to the compensation of our executives. Ultimately, the compensation committee applies its own business judgment and experience to determine the individual compensation elements and amount of each element for our executives. Moreover, no executive participates in the determination of the amounts or elements of his or her own compensation.
Role of the Compensation Consultant
Pursuant to its charter, the compensation committee has the authority to engage its own legal counsel and other advisors, including compensation consultants, as determined in its sole discretion, to assist it in carrying out its responsibilities. The compensation committee makes all determinations regarding the engagement, fees, and services of these advisors, and any such advisor reports directly to the compensation committee.
For fiscal 2025, the compensation committee engaged Meridian to provide information, analysis, and other assistance relating to our executive compensation program on an ongoing basis. The nature and scope of the services provided to the compensation committee by Meridian were as follows:

•	assist in developing a relevant group of peer companies to help our compensation committee determine the appropriate level of overall compensation for our executives;

•	provide advice with respect to compensation best practices and market trends for executives and members of our board of directors;

•	conduct an analysis of the levels of overall compensation and each element of compensation for our executives; and

•	provide ad hoc advice and support throughout the year.

Representatives of Meridian attend meetings of the compensation committee as requested and also communicate with the compensation committee outside of meetings. Meridian reports to the compensation committee rather than to management, although Meridian may meet with members of management, including our Chief Executive Officer, for purposes of gathering information on proposals that management may make to the compensation committee.
The compensation committee may replace its compensation consultant or hire additional advisors at any time. Meridian has not provided any other services to us and has received no compensation other than with respect to the services described above.
The compensation committee has assessed the independence of Meridian taking into account, among other things, the various factors as set forth in Exchange Act Rule
10C-1
and the enhanced independence standards and factors set forth in the applicable listing standards of Nasdaq, and has concluded that its relationship with Meridian and the work of Meridian on behalf of the compensation committee has not raised any conflict of interest.
Peer Group Selection
As part of its deliberations, the compensation committee considers competitive market data on executive compensation levels and practices and a related analysis of such data. This data is drawn from a select group of peer companies determined by the compensation committee, as well as compensation survey data. The compensation peer group consists of biotechnology and pharmaceutical companies that are similar to us in terms of size, industry/sector, operational attributes and other considerations. In October 2024, the compensation committee, with the assistance of Meridian and input from management, developed and approved the following compensation peer group of 14 publicly traded companies for purposes of understanding the competitive market for executive talent for purposes of fiscal 2025 compensation decisions:

Avidity Biosciences, Inc. Arrowhead Pharmaceuticals, Inc. Biohaven Ltd. BridgeBio Pharma, Inc. CRISPR Therapeutics, AG	Cytokinetics, Incorporated Denali Therapeutics, Inc. Intellia Therapeutics, Inc. Madrigal Pharmaceuticals, Inc. Revolution Medicines, Inc.	SpringWorks Therapeutics, Inc. Summit Therapeutics, Inc. Vaxcyte, Inc. Viking Therapeutics, Inc.
The companies in this compensation peer group were selected on the basis of their similarity to us in terms of industry and financial characteristics, as determined using the following guidelines:

•	Industry/Sector: biotechnology and pharmaceuticals companies, focus on immuno-oncology therapies, that are traded on major U.S. exchanges;

•
Operational Attributes: focus on late-stage, precommercial and smaller commercial companies; emphasis on companies headquartered in major metropolitan areas and biopharmaceutical hubs (San Francisco Bay Area, greater San Diego area, and the New England,
Tri-state
area);

•	Size: market capitalization generally between $2.0 billion and $15.0 billion; for smaller commercial companies, annual revenues less than $200 million.
The selection criteria related to market capitalization were increased relative to those used to determine fiscal 2024 compensation decisions to account for our continued and expected growth. The 2025 peer group had a median market capitalization of $5 billion.
The competitive data drawn from this compensation peer group is one of several factors that the compensation committee considers in making its decisions with respect to the compensation of our named executive officers. Although the compensation committee does not rely solely on benchmarking to determine any element of compensation or overall compensation, the compensation committee does believe that compensation data is important to assess whether our executive compensation falls within a competitive range against industry norms.
The compensation committee reviews our compensation peer group at least annually and makes adjustments to its composition if warranted, taking into account changes in both our business and the business of the companies in the peer group.
Compensation Elements
In 2025, the three primary elements of our executive compensation program consisted of base salary, annual bonus opportunities, and long-term incentive compensation in the form of RSUs. Our executives also participate in the standard employee benefit plans available to most of our employees. In addition, our executives are eligible for post-employment (severance and change of control) payments and benefits under certain circumstances.
Each of these compensation elements is discussed in detail below, including a description of the particular element and how it fits into our overall executive compensation and a discussion of the amounts of compensation paid to our named executive officers in 2025 under each of these elements.
Base Salary
We believe that a competitive base salary is a necessary element of our executive compensation program, so that we can attract and retain a stable management team. Base salaries for our executives are also intended to be competitive with those received by other individuals in similar positions at the companies with which we compete for talent, as well as equitable across the executive team.
Generally, we establish the initial base salaries of our executives through arm’s-length
negotiation at the time we hire the individual executive officer. Among other things, we take into account his or her position, qualifications, experience, and the base salaries of our other executives. Thereafter, the compensation committee reviews the base salaries of our executives annually and recommends adjustments to base salaries to our board of directors as it determines to be necessary or appropriate.
In October 2024, the compensation committee reviewed the base salaries of the named executive officers, taking into consideration a competitive market analysis performed by Meridian and the recommendations of our Chief Executive Officer (except with respect to his own base salary), as well as the other factors described above. Following this review, the compensation committee approved increases in the base salaries of our executives at levels that it believed were appropriate to maintain their competitiveness. In the aggregate, the base salaries of the named executive officers were positioned at 50 th
percentiles (with the goal of positioning total cash compensation at the competitive 50 th
percentile), with some percentile variance by executive. Our practice has been to review base pay in the fourth quarter of a fiscal year with changes effective January 1 of the following fiscal year.
The base salaries of our named executive officers in effect at the end of 2025 were as follows:

Named Executive Officer	2024 Base Salary ($)	2025 Base Salary ($)	Percentage Adjustment
Rami Elghandour	650,000	720,000	10.8%
Michelle Gilson	475,000	515,000	8.4%
Christopher Heery, M.D.	480,000	500,000	4.2%

The base salaries paid to our named executive officers during 2025 are set forth in the Summary Compensation Table below.
Annual Bonuses
We provide annual bonuses to our named executive officers under the company’s Employee Incentive Compensation Plan based on their meeting of one or more corporate performance objectives. The performance objectives that the named executive officers must meet change from year to year as market conditions evolve and different priorities are established, but the board of directors, upon the recommendation of the compensation committee, selects challenging goals that are achievable only by strong performance. Consistent with our executive pay philosophy, these annual bonuses are intended to help us deliver a competitive total direct compensation opportunity to our executives. Annual bonuses are not guaranteed and may vary materially from year to year.
All of the named executive officers participated in our annual cash incentive compensation program for 2025 (2025 Bonus Plan), under which the compensation committee had the authority to select the performance measures and related target levels applicable to the annual bonus opportunities for our named executive officers and other executives. See “Corporate Performance in Fiscal 2025 and Payouts” below for specific objectives, targets, and weightings related to the 2025 Bonus Plan.
Under the 2025 Bonus Plan, the compensation committee could, in its sole discretion and at any time, increase, reduce, or eliminate a participant’s actual bonus payment, and/or increase, reduce, or eliminate the amount allocated to the bonus pool for the year. Further, the actual bonus payment could be below, at, or above a participant’s target bonus opportunity, in the compensation committee’s sole discretion. The compensation committee could determine the amount of any reduction or increase on the basis of such factors as it deemed relevant, and it was not required to establish any allocation or weighting with respect to the factors it considers.
Target Bonus Opportunities
In December 2024, as part of its annual review of our executive compensation program, the compensation committee reviewed the target annual bonus opportunities for our named executive officers, taking into consideration a competitive market analysis prepared by its compensation consultant and the recommendations of our Chief Executive Officer (except with respect to his own target bonus opportunity), as well as factors described in “Compensation-Setting Process” above. Following this review, the board of directors, upon the recommendation of the compensation committees, determined the target annual bonus opportunities for each of our named executive officers under the 2025 Bonus Plan would remain unchanged from 2024.
The target bonus opportunities, expressed as a percentage of the respective named executive officers’ annual base salaries in effect at the end of the year, were as follows:

Named Executive Officer	2025 Base Salary ($)	2025 Target Bonus Opportunity (as a percentage of base salary)	2025 Target Bonus Opportunity ($)
Rami Elghandour	720,000	60%	432,000
Michelle Gilson	515,000	45%	231,750
Christopher Heery, M.D.	500,000	45%	225,000
In aggregate, the target bonus opportunities for the named executive officers, as a percentage of salary, remained competitively positioned, with the goal of positioning total cash compensation at approximately the competitive 50 th
percentile.

Corporate Performance in Fiscal 2025 and Payouts
The compensation committee set annual targets for fiscal 2025, based on financial and operational measures that the compensation committee and management deemed challenging, yet possible, to attain. The compensation committee believed that these metrics were highly linked to creating both short and long-term value to stockholders. The committee applied business judgment in setting these objectives and related targets, thresholds, and weightings.
For purposes of the 2025 Bonus Plan, the performance targets established by the board of directors in December 2024 consisted of financial goals such as the company’s budget, manufacturing goals related to commercial readiness and strengthening our internal capabilities, clinical program goals related to our pivotal Phase 2 trial of anito-cel
and related BLA activities, commercial goals involving commercial readiness preparation, and certain development and pipeline goals. The 2025 Bonus Plan also contained certain clinical, development, and pipeline program “stretch” goals.
The performance goals for the 2025 Bonus Plan were weighted as follows:

Performance Objective	Weight	Achievements
Budgetary Goals	15%	We met our budgetary goals.
Manufacturing Goals	25%
We completed specific vector activities to support commercial manufacture of anito-cel.

We submitted an IND amendment to FDA to manufacture in our clinical manufacturing laboratory in Redwood City, CA.

Clinical Program Goals	35%
Together with Kite, we held a
pre-BLA
meeting with the FDA for
anito-cel
and subsequently submitted our BLA.

We presented updated data from our pivotal Phase 2 clinical trial
(iMMagine-1)
of
anito-cel
in patients with relapsed or refractory multiple myeloma at the annual meetings of the European Hematology Association and American Hematological Society, respectively.

Commercial Goals	15%	Together with Kite, we completed a comprehensive launch readiness review for anito-cel.
Research Goals	10%	We completed one clinical candidate nomination.
Total (not including “stretch” goals)	100%
Clinical Program “Stretch” Goals	Up to an additional 50%	We advanced our pipeline, including continuing dose finding activities in our Phase 1 clinical trial for
ACLX-002,
initiating dosing in the Phase 1 clinical trial of
anito-cel
in patients with myasthenia gravis, generating a preclinical package for a next-gen
MM program, initiating a safety
lead-in
trial of
anito-cel
in patients with newly diagnosed multiple myeloma
(GEM-AnitoFIRST),
and receiving FDA clearance for
ACLX-004.

Total	150%
In December 2025, based on the assessment of our performance against these objectives, the board of directors determined that we had achieved 100% of our core performance goals, plus an additional 50% of our stretch goals, and accordingly approved bonus payouts of 150% of target for our named executive officers pursuant to the 2025 Bonus Plan.
Details of our performance objectives and levels for our annual bonus plan are not disclosed because we believe it would be competitively harmful to do so, as it would provide competitors insight into our strategic and financial planning processes.
The following table sets forth the target annual bonus opportunities and the actual bonus payments made to our named executive officers for 2025:

Named Executive Officer	2025 Target Bonus Opportunity ($) (A)	Achievement % for 2025 Bonus Plan (B)	2025 Bonus Award Earned ($) (=A x B)
Rami Elghandour	432,000	150%	648,000
Michelle Gilson	231,750	150%	347,625
Christopher Heery, M.D.	225,000	150%	337,500
The annual bonuses paid to our named executive officers for 2025 are set forth in the Summary Compensation Table below.
Long-Term Incentive Compensation
We use long-term incentive compensation in the form of equity awards to motivate our named executive officers by providing them with the opportunity to build an equity interest in our company and to share in the potential appreciation of the value of our common stock. Historically, we have relied on options to purchase shares of our common stock and RSU awards. In general, the compensation committee views equity awards as inherently variable since the grant date fair value of these awards may not necessarily be indicative of their value when, and if, the shares of our common stock underlying these awards are ever earned or purchased. The compensation committee further believes that equity awards enable us to attract and retain key talent in our industry and align our executives’ interests with the long-term interests of our stockholders.
Generally, in determining the size of the equity awards granted to our executives, the compensation committee takes into consideration the recommendations of our Chief Executive Officer (except with respect to his own equity award), as well as the factors described above including performance, retention, and the state of the market. Specifically, the compensation committee receives and approves a peer group from its independent compensation consultant, Meridian, that reflects the size, stage of development, complexity, and performance of the company as described above. The compensation details in the peer group provide guideline ranges for compensation including equity. Notably, as a growing and high-performing organization, our increase in market value has resulted in increases in compensation targets to align with appropriately comparable peer companies, which is reflected in target compensation levels over time. Peer groups are evaluated annually and are updated to reflect company size and performance aligning annual executive compensation with performance. The compensation committee also considers the dilutive effect of our long-term incentive compensation practices and the overall impact that these equity awards, as well as awards to other employees will have on stockholder value.
In terms of process, our equity awards are typically determined by the compensation committee in the fourth quarter of each year as part of our year-end
review process and are formally granted the following January. As such, the value at the time of determination in the fourth quarter can vary from the value at the time of grant in January. We assess award values at the time of determination relative to our peer group. Given the inherent variability of stock-based compensation and the nature and timing of our process, we believe that if there is a difference in value between the time of determination and the time of grant that equity awards should be made based on the value at the time of determination as there is no way to forecast what the value may be relative to the peer group at the time of grant. As such, at times, the value represented in ISS benchmarks may be higher or lower than the value at the time of determination, which aligns more with our peer group.
In terms of the mix of equity awards, we have historically relied on a 50/50 mix of stock options and RSUs. Additionally, our Chief Executive Officer’s employment offer package included performance RSUs or PSUs. In 2025, we shifted towards utilizing RSUs for our named executive officers as they provide greater retentive value while reducing the company’s overall equity burn. As such, we are finding that awarding more RSUs is more beneficial to both our executives and stockholders. As of 2026, we have further shifted our LTI program toward utilizing a 75/25 mix of RSUs and PSUs which we believe is appropriate at this stage in the company’s development.
In October 2024, the compensation committee approved the value of RSU awards for our named executive officers, effective as of the filing with the SEC under the Securities Act of 1933, as amended, a registration statement on Form
S-8
for the registration of shares of common stock issuable as a result of the January 1, 2025 evergreen increase under the 2022 Plan (which was filed on January 6, 2025). In determining the amount of each named executive officer’s equity award, the compensation committee took into consideration the recommendations of our Chief Executive Officer, except with respect to his own equity award. The compensation committee also considered the existing equity holdings of each executive officer, including the current economic value of their unvested equity awards and the ability of these unvested holdings to satisfy our retention objectives.
The RSU awards granted to our named executive officers in 2025 are shown in the table below.

Named Executive Officer	Restricted Stock Units (number of shares)	Grant Date Fair Value
Rami Elghandour	223,964	$16,799,540
Michelle Gilson	82,120	$6,159,821
Christopher Heery, M.D.	52,258	$3,919,873
The RSU awards granted to our named executive officers in 2025 were subject to a time-based vesting requirement providing that these awards are to vest over a four-year period, with 1/4th of the total number of shares of our common stock subject to each such award vesting on the anniversary of the vesting commencement date, assuming the continued service of the applicable executive on each such vesting date.
Welfare and Health Benefits
We maintain a 401(k) retirement savings plan for the benefit of our employees, including certain of our named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), on a pre-tax
or
after-tax
(Roth) basis, through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified
retirement plan,
pre-tax
contributions to the 401(k) plan and earnings on those
pre-tax
contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. We contribute 4% of an employee’s annual compensation, regardless of the amount of the employee’s contributions.
In addition, we provide other benefits to our named executive officers on the same basis as all of our full-time employees. These benefits include health, dental and vision benefits, health and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage. We also provide paid time off and other paid holidays to all employees, including our named executive officers. We do not offer our employees a non-qualified
deferred compensation plan or pension plan.

We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices, the competitive market, and our employees’ needs.
Perquisites and Other Personal Benefits
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. In general, we do not provide perquisites to our named executive officers, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executives more efficient and effective, and for recruitment and retention purposes.
During 2025, none of the named executive officers received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each named executive officer.
In the future, we may provide perquisites or other personal benefits to our executives in limited circumstances. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the compensation committee.
Pursuant to the Merger Agreement, we may pay up to an aggregate of $25,000,000, inclusive of any gross-up
payments, to employees of the Company, including the Company’s executive officers, to facilitate the payment of taxes imposed upon them by Section 4999 of the Code as a result of a payment being classified as a parachute payment under Section 280G of the Code. An employee affected by such taxes must execute an agreement with the Company which contains covenants to remain employed with the Company through the closing of the Merger and to perform or accept any mitigation strategies that the Company and Gilead may require in consultation with appropriate experts. As of the date of this Amendment, the Company has not paid, or committed to pay, any such payments or entered into any such agreements with its executive officers, but expects that it will pay such amounts to Mr. Elghandour and Ms. Gilson.
Named Executive Officer Employment Arrangements
We have entered into employment offer letter agreements with certain of our named executive officers and executive officers in connection with their employment with us. These offer letters provide for “at will” employment.
Rami Elghandour
In connection with our initial public offering, we entered into a confirmatory offer letter agreement with Mr. Elghandour, our Chief Executive Officer. This agreement has no specific term and provides for at-will
employment. Mr. Elghandour’s current annual base salary is $740,000 (compared to $720,000 in 2025) and he is eligible for an annual target cash incentive payment of up to 70% of his annual base salary (compared to 60% in 2025).
Mr. Elghandour will also be eligible to receive certain severance benefits upon an involuntary termination pursuant to a Change in Control and Severance Agreement he has entered into with us, as described in more detail below under the section titled “Potential Payments upon Termination or Change in Control.”
CEO 2021 Performance RSU Award
. On June 9, 2021, we granted Mr. Elghandour an award of restricted stock units covering 952,804 shares of our common stock, subject to the terms and conditions of our 2017 Plan and a restricted stock unit award agreement thereunder. On December 7, 2021, we amended this award (such award, as amended, the CEO 2021 Performance RSU Award). The CEO 2021 Performance RSU Award will vest pursuant to a service component and a performance component. The service component will be satisfied if Mr. Elghandour remains a service provider through the date that our board of directors determines that the applicable performance component is satisfied. The performance component will be satisfied upon our achievement of a company value, as defined in the award agreement underlying the CEO 2021 Performance RSU Award, as follows: upon achievement of a company value that is equal to $2,500,000,000, or the minimum threshold, 1/6th of the shares subject to the CEO 2021 Performance RSU Award will vest; upon achievement of a company value that is equal to or greater than $5,000,000,000, or the maximum threshold, 100% of the shares subject to the CEO 2021 Performance RSU Award will vest; and upon achievement of a company value that is between the minimum threshold and the maximum threshold, a portion of the shares subject to the CEO 2021 Performance RSU Award will vest between 1/6th and 100% based on straight line linear interpolation. Company value will be measured either (i) on a change in control (as defined in our 2017 Plan) based on the aggregate amount of deal consideration paid at the closing of such change in control by an acquirer for our shares of common stock or (ii) on June 30 and December 31 of each year following the expiration of any lockup period related to our initial public offering, and will be measured based on the sum of our total market capitalization as of the applicable measurement date, based on the average closing trading price of one share of our common stock over the 60 day period ending on the day prior to such measurement date, less the aggregate value of all cash, cash equivalents and marketable securities held by us on the applicable measurement date.
On February 27, 2025, the compensation committee determined that performance criteria under the CEO 2021 Performance RSU Award were partially satisfied (measured as of December 31, 2024), such that the award vested as to 668,416 shares. The unvested portion of the award remains outstanding.
CEO 2023 Performance RSU Award.
On January 3, 2023, we granted Mr. Elghandour an award of restricted stock units covering 495,000 shares of our common stock, subject to the terms and conditions of our 2022 Plan and a restricted stock unit award agreement thereunder (the CEO 2023 Performance RSU Award). The CEO 2023 Performance RSU Award will vest pursuant to a service component and a performance component. The service component will be satisfied if Mr. Elghandour remains a service provider through the date that our board of directors determines that the applicable performance component is satisfied. The performance component will be satisfied upon our achievement of a company value, as defined in the award agreement underlying the CEO 2023 Performance RSU Award, as follows: upon achievement of a company value that is equal to $2,500,000,000, or the minimum threshold, 1/6th of the shares subject to the CEO 2023 Performance RSU Award will vest; upon achievement of a company value that is equal to or greater than $5,000,000,000, or the maximum threshold, 100% of the shares subject to the CEO 2023 Performance RSU Award will vest; and upon achievement of a company value that is between the minimum threshold and the maximum threshold, a portion of the shares subject to the CEO 2023 Performance RSU Award will vest between 1/6th and 100% based on straight line linear interpolation. Company value will be measured either (i) on a change in control (as defined in our 2022 Plan) based on the aggregate amount of deal consideration paid at the closing of such change in control by an acquirer for our shares of common stock or (ii) on June 30 and December 31 of each year, and will be measured based on the sum of our total market capitalization as of the applicable measurement date, based on the average closing trading price of one share of our common stock over the 60 day period ending on the day prior to such measurement date, less the aggregate value of all cash, cash equivalents and marketable securities held by us on the applicable measurement date.
On February 27, 2025, the compensation committee determined that performance criteria under the CEO 2023 Performance RSU Award were partially satisfied (measured as of December 31, 2024), such that the award vested as to 347,255 shares. The unvested portion of the award remains outstanding.
Michelle Gilson
We entered into an employment offer letter with Ms. Gilson, our Chief Financial Officer, effective May 23, 2022. The employment offer letter has no specific term and provides for at-will
employment. Ms. Gilson’s current annual base salary is $550,000 (compared to $515,000 in 2025) and her annual target bonus is 45% of her annual base salary.

Ms. Gilson will also be eligible to receive certain severance benefits upon an involuntary termination pursuant to a Change in Control and Severance Agreement she has entered into with us, as described in more detail below under the section titled “Potential Payments upon Termination or Change in Control.”
Christopher Heery, M.D.
In connection with our initial public offering, we entered into a confirmatory employment letter with Dr. Heery, our Chief Medical Officer, effective January 31, 2022. The confirmatory employment letter has no specific term and provides for at-will
employment. Dr. Heery’s current annual base salary is $550,000 (compared to $500,000 in 2025) and his annual target bonus is 45% of his annual base salary.
Dr. Heery will also be eligible to receive certain severance benefits upon an involuntary termination pursuant to a Change in Control and Severance Agreement he has entered into with us, as described in more detail below under the section titled “Potential Payments upon Termination or Change in Control.”
Executive Officer Change in Control and Severance Agreements
Our board of directors has approved our named executive officers and certain other executive officers and key employees have entered into Change in Control and Severance Agreements.
Pursuant to our named executive officers’ change in control and severance agreements, if, within the period beginning three months prior to or ending 24 months following a “change in control” (as defined in the applicable agreement) (the Change in Control Period), we terminate the employment of the named executive officer without “cause” (excluding by reason of death or disability) or the named executive officer resigns for “good reason” (as such terms are defined in the applicable agreement), such named executive officer will be entitled to receive:

(i)
a lump sum payment equal to the sum of 18 months (24 months with respect to Mr. Elghandour) of such named executive officer’s then current annual base salary and 150% (200% with respect to Mr. Elghandour) of such named executive officer’s annual target bonus, less applicable withholdings;

(ii)
payment of premiums to maintain group health insurance continuation benefits pursuant to the Consolidated Omnibus Reconciliation Act of 1985, as amended, for such named executive officer and such named executive’s respective eligible dependents (COBRA Coverage) for up to 18 months (24 months with respect to Mr. Elghandour); and

(iii)
vesting acceleration as to 100% of the then-unvested shares subject to each of such named executive officer’s then outstanding equity awards subject to time-based vesting conditions (and in the case of awards subject to performance-based vesting conditions, such awards will be treated as provided for in the applicable award agreement governing such award).

If we terminate the employment of the applicable named executive officer without cause (excluding death or disability) outside of the Change in Control Period or, with respect to Mr. Elghandour, he resigns for good reason, such named executive officer will be entitled to receive:

(i)	a lump sum payment equal to 12 months of such named executive officer’s then current annual base salary (as well as, with respect to Mr. Elghandour, 100% of his annual target bonus);

(ii)	COBRA Coverage for up to 12 months;

(iii)
a lump sum payment equal to such named executive officer’s annual target bonus, prorated by multiplying such amount by a fraction, (x) the numerator of which is the number of days during which the executive was employed with us in the calendar year that the termination occurs, and (y) the denominator of which is 365; and

(iv)
with respect to Mr. Elghandour, vesting acceleration as to a number of the then-unvested shares subject to his then-outstanding compensatory equity awards subject to time-based vesting conditions that would have vested had he remained our employee over the 24 month period following the date of termination.

All severance payments and benefits under the Change in Control and Severance Agreements are subject to the named executive officer’s timely execution of a waiver and release of claims in our favor that becomes effective and irrevocable within 60 days following a qualifying termination.
In the event any payment to a named executive would be subject to the excise tax imposed by Section 4999 of the Code (as a result of a payment being classified as a parachute payment under Section 280G of the Code), the named executive officer will receive such payment as would entitle such executive to receive the greatest after-tax
benefit, even if it means that we pay such executive a lower aggregate payment so as to minimize or eliminate the potential excise tax imposed by Section 4999 of the Code.
Other Compensation Policies
Prohibition of Hedging and Pledging Securities
Our Insider Trading Policy prohibits the members of our board of directors and all employees, including our named executive officers, from, directly or indirectly, (a) trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities (other than stock options, restricted stock units and other compensatory awards issued to them by us) or (b) purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities either (i) granted to them by us or (ii) held, directly or indirectly, by them.
Our Insider Trading Policy also prohibits the members of our board of directors and all employees, including our named executive officers, from pledging our securities as collateral for any loan or as part of any other pledging transaction.
Clawback Policy
In accordance with SEC and Nasdaq requirements, in September 2023, the compensation committee adopted a Compensation Recovery Policy which is intended to further our pay-for-performance
philosophy and to comply with applicable laws by providing rules relating to the reasonably prompt recovery of certain incentive-based compensation received by current or former executive officers in the event of an accounting restatement. The application of the policy to such executives is not discretionary (with limited exceptions), and applies whether any such executive was at fault.
Compensation Risk Assessment
The compensation committee has reviewed the concept of risk as it relates to our compensation programs and believes that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us. The compensation committee believes that our compensation programs do not foster undue risk-taking, because they focus on performance of company-wide annual goals that are aligned with the long-term interests of our stockholders and they include risk control and mitigation factors.
Tax and Accounting Considerations
Deductibility of Executive Compensation
Under Section 162(m) of the Code, compensation paid to our covered executive officers (including our Chief Executive Officer), except for certain grandfathered arrangements and certain compensation paid pursuant to a compensation plan in existence before the effective date of our IPO, will not be deductible to the extent it exceeds $1,000,000. In fiscal 2025, the compensation committee considered the potential future effects of Section 162(m) when determining named executive officer compensation and the compensation committee is expected to consider the potential future effects of Section 162(m) when determining future named executive officer compensation. While the compensation committee considers the deductibility of awards as one factor in determining executive compensation, the compensation committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by us for tax purposes, and to modify compensation that was initially intended to be tax deductible if it determines such modifications are consistent with our business needs.
Taxation of “Parachute” Payments
Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to additional taxes if they receive payments or benefits in connection with a change in control of our company that exceeds certain prescribed limits, and that we (or a successor) may forfeit a deduction on the amounts subject to this additional tax. During 2025, we did not provide any executive officer, including any named executive officer, with a
“gross-up”
or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G or 4999 and we did not agree and were not otherwise obligated to provide any executive officers, including any named executive officer, with such a
“gross-up”
or other reimbursement payment.
Pursuant to the Merger Agreement, we may pay up to an aggregate of $25,000,000, inclusive of any gross-up
payments, to employees of the Company, including the Company’s executive officers, to facilitate the payment of taxes imposed upon them by Section 4999 of the Code as a result of a payment being classified as a parachute payment under Section 280G of the Code. An employee affected by such taxes must execute an agreement with the Company which contains covenants to remain employed with the Company through the closing of the Merger and to perform or accept any mitigation strategies that the Company and Gilead may require in consultation with appropriate experts. As of the date of this Amendment, the Company has not paid, or committed to pay, any such payments or entered into any such agreements with its executive officers, but as stated above, expects that it will pay such amounts to Mr. Elghandour and Ms. Gilson.
Accounting for Stock-Based Compensation
The compensation committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC Topic 718), the standard which governs the accounting treatment of stock-based compensation awards.
ASC Topic 718 requires us to recognize in our financial statements all share-based payment awards to employees, including grants of options to purchase shares of our common stock to our named executive officers, based on their fair values. The application of ASC Topic 718 involves significant amounts of judgment in the determination of inputs into the Black Scholes option pricing model that we use to determine the fair value of stock options. These inputs are based upon assumptions as to the volatility of the underlying stock, risk free interest rates, and the expected life (term) of the options. As required under GAAP, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value stock options granted in future periods may vary from the valuation assumptions we have used previously.
ASC Topic 718 also requires us to recognize the compensation cost of our share-based payment awards in our income statement over the period that an employee, including our executive officers, is required to render service in exchange for the award (which, generally, will correspond to the award’s vesting schedule).

Summary Compensation Table for Fiscal 2025
The following table sets forth information regarding the compensation reportable for our named executive officers for each of our last three completed fiscal years, as determined under SEC rules.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Rami Elghandour	2025	720,961	648,000	16,799,540	—	—	14,810	18,183,311
Chief Executive Officer	2024	653,288	546,000	9,342,069	10,850,151	—	11,160	21,402,668
	2023	600,960	330,000	18,754,302	5,268,334	—	10,710	24,964,306
Michelle Gilson	2025	515,960	347,625	6,159,821	—	—	14,432	7,037,838
Chief Financial Officer	2024	475,960	299,250	3,452,495	4,009,849	—	10,782	8,248,336
	2023	416,464	176,000	1,427,939	1,521,951	—	10,332	3,552,686
Christopher Heery	2025	500,952	337,500	3,919,873	—	—	14,810	4,773,135
Chief Medical Officer	2024	480,960	302,400	2,193,387	2,547,422	—	11,160	5,535,329
	2023	480,960	192,000	1,537,785	1,639,028	—	10,440	3,860,213

(1)
The amounts reported for 2025 represent discretionary bonuses paid in lump sum in February 2026 based upon the achievement of company goals for the year ended December 31, 2025, as determined by our board of directors. The amounts reported for 2024 represent discretionary bonuses paid in lump sum in March 2025 based upon the achievement of company goals for the year ended December 31, 2024, as determined by our board of directors. The amounts reported for 2023 represent discretionary bonuses paid in lump sum in March 2024 based upon the achievement of company goals for the year ended December 31, 2023, as determined by our board of directors.

(2)
The amounts reported represent the grant date fair value of restricted stock unit (RSU) awards granted to the named executive officers during the respective fiscal years as computed in accordance ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to performance or service vesting conditions. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 2 to our audited consolidated financial statements included in our Original Report.

(3)
The amounts reported represent the aggregate grant date fair value of options granted to the named executive officers during the respective fiscal years, as computed in accordance with ASC 718. The assumptions used in the calculation of these amounts are included in Note 13 to the Company’s audited consolidated financial statements included in our Original Report.

(4)	The amounts reported represent matching contributions under our 401(k) plan and group term life insurance.

Grants of Plan-Based Awards in 2025
The following table sets forth all plan-based awards granted to our named executive officers during the fiscal year ended December 31, 2025:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Rami Elghandour	1/6/2025	—	—	—	223,964	—	—	16,799,540	(2)
	N/A	—	432,000	648,000	—	—	—	—
Michelle Gilson	1/6/2025	—	—	—	82,120	—	—	6,159,821	(2)
	N/A	—	231,750	347,625	—	—	—	—
Christopher Heery	1/6/2025	—	—	—	52,258	—	—	3,919,873	(2)
	N/A	—	225,000	337,500	—	—	—	—

(1)
Represents the cash performance bonus each named executive officer was eligible to receive under our 2025 bonus plan. The actual amounts paid under our 2025 bonus plan in February 2026 are presented in the Summary Compensation Table above. There was no threshold amount established under the 2025 bonus plan, and the maximum amount was 150% of target. For additional information regarding our 2025 bonus plan, please see the section above titled “
Compensation Discussion and Analysis – Annual Bonuses
.”

(2)
The amounts reported represent the grant date fair value of RSU awards granted to the named executive officers during the fiscal year ended December 31, 2025, as computed in accordance ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to performance or service vesting conditions. The assumptions used in calculating these amounts are set forth in Note 13 to our audited consolidated financial statements included in our Original Report.

Outstanding Equity Awards at Fiscal 2025
Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

	Option Awards								Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (27)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (28)
Rami Elghandour	6/9/2021	1,068,005	(1)	—		—	6.28	6/9/2031	—		—	—		—
	6/9/2021	837,602	(2)	—		—	6.28	6/9/2031	—		—	—		—
	12/7/2021	—		—		—	—	—	—		—	284,388	(3)	18,542,098
	2/3/2022	776,347		33,755	(4)	—	15.00	2/3/2032	—		—	—		—
	9/28/2022	87,500		32,500	(5)	—	19.97	9/28/2032	—		—	—		—
	1/3/2023	178,693		66,372	(6)	—	31.03	1/3/2033	—		—	—		—
	1/3/2023	—		—		—	—	—	53,098	(7)	3,461,990	—		—
	1/3/2023	—		—		—	—	—	—		—	147,745	(3)	9,632,974
	1/2/2024	122,649		133,316	(8)	—	56.15	1/2/2034	—		—	—		—
	1/2/2024	—		—		—	—	—	110,918	(9)	7,231,854	—		—
	1/6/2025	—		—		—	—	—	223,964	(10)	14,602,453	—		—

	Option Awards								Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (27)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (28)
Michelle Gilson	5/23/2022	67,532		10,783	(11)	—	8.66	5/23/2032	—		—	—	—
	9/28/2022	23,697		8,803	(12)	—	19.97	9/28/2032	—		—	—	—
	1/3/2023	51,622		19,174	(13)	—	31.03	1/3/2033	—		—	—	—
	1/3/2023	—		—		—	—	—	15,340	(14)	1,000,168	—	—
	1/2/2024	45,327		49,269	(16)	—	56.15	1/2/2034	—		—	—	—
	1/2/2024	—		—		—	—	—	40,992	(16)	2,672,678	—	—
	1/6/2025	—		—		—	—	—	82,120	(17)	5,354,224	—	—
Christopher Heery	6/9/2021	10,901	(18)	—		—	6.28	6/9/2031	—		—	—	—
	6/9/2021	43,604	(19)	—		—	6.28	6/9/2031	—		—	—	—
	2/3/2022	121,574		10,842	(20)	—	15.00	2/3/2032	—		—	—	—
	9/28/2022	29,166		10,834	(21)	—	19.97	9/28/2032	—		—	—	—
	1/3/2023	55,593		20,649	(22)	—	31.03	1/3/2033	—		—	—	—
	1/3/2023	—		—		—	—	—	16,520	(23)	1,077,104	—	—
	1/2/2024	28,796		31,300	(24)	—	56.15	1/2/2034	—		—	—	—
	1/2/2024	—		—		—	—	—	26,042	(25)	1,697,938	—	—
	1/6/2025	—		—		—	—	—	52,258	(26)	3,407,222	—	—

(1)
1/36th of the shares subject to this option vested monthly after the vesting commencement date of January 22, 2021, subject to Mr. Elghandour’s continued status as a service provider through each vest date. The shares subject to the option fully vested on January 22, 2024. See the section above titled “Employment Arrangements—Rami Elghandour” for additional terms regarding Mr. Elghandour’s stock options.

(2)
1/36th of the shares subject to this option vested monthly after the vesting commencement date of January 22, 2021, subject to Mr. Elghandour’s continued status as a service provider through each vest date. The shares subject to the option fully vested on January 22, 2024. See the section above titled “Employment Arrangements—Rami Elghandour” for additional terms regarding Mr. Elghandour’s stock options.

(3)	See the section below titled “Employment Arrangements—Rami Elghandour” for vesting details of Mr. Elghandour’s RSUs.
(4)
1/48th of the shares subject to this option vest monthly after the vesting commencement date of February 3, 2022, subject to Mr. Elghandour’s continued status as a service provider through each vest date.

(5)
1/48th of the shares subject to this option vest monthly after the vesting commencement date of January 1, 2023, subject to Mr. Elghandour’s continued status as a service provider through each vest date.

(6)
1/48th of the shares subject to this option vest monthly after the vesting commencement date of January 1, 2023, subject to Mr. Elghandour’s continued status as a service provider through each vest date.

(7)	1/3rd of these RSUs vest annually after the vesting commencement date of January 3, 2023, subject to Mr. Elghandour’s continued status as a service provider through each vest date.
(8)
1/48th of the shares subject to this option vest monthly after the vesting commencement date of January 1, 2024, subject to Mr. Elghandour’s continued status as a service provider through each vest date.

(9)	1/3rd of these RSUs vest annually after the vesting commencement date of January 2, 2024, subject to Mr. Elghandour’s continued status as a service provider through each vest date.
(10)	1/4th of these RSUs vest annually after the vesting commencement date of January 6, 2025, subject to Mr. Elghandour’s continued status as a service provider through each vest date.
(11)
1/4th of the shares subject to this option will vest on the
one-year
anniversary of the vesting commencement date of May 23, 2022, and 1/48th of the shares subject to this option will vest each month thereafter, subject to Ms. Gilson’s continued status as a service provider through each vest date.

(12)	1/48th of the shares subject to this option vest monthly after the vesting commencement date of January 1, 2023, subject to Ms. Gilson’s continued status as a service provider through each vest date.
(13)	1/48th of the shares subject to this option vest monthly after the vesting commencement date of January 1, 2023, subject to Ms. Gilson’s continued status as a service provider through each vest date.
(14)	1/3rd of these RSUs vest annually after the vesting commencement date of January 3, 2023, subject to Ms. Gilson’s continued status as a service provider through each vest date.
(15)	1/48th of the shares subject to this option vest monthly after the vesting commencement date of January 1, 2024, subject to Ms. Gilson’s continued status as a service provider through each vest date.

(16)	1/3rd of these RSUs vest annually after the vesting commencement date of January 2, 2024, subject to Ms. Gilson’s continued status as a service provider through each vest date.
(17)	1/4th of these RSUs vest annually after the vesting commencement date of January 6, 2025, subject to Ms. Gilson’s continued status as a service provider through each vest date.
(18)
1/48th of the shares subject to this option vested monthly after the vesting commencement date of June 9, 2021, subject to Dr. Heery’s continued status as a service provider through each vest date. The shares subject to the option fully vested on June 9, 2025.

(19)
1/4th of the shares subject to this option vested on the first anniversary of the vesting commencement date of April 26, 2021 and 1/48th of the shares vested monthly thereafter, subject to Dr. Heery’s continued status as a service provider through each vest date. The shares subject to the option fully vested on April 26, 2025.

(20)	1/48th of the shares subject to this option vest monthly after the vesting commencement date of February 3, 2022, subject to Dr. Heery’s continued status as a service provider through each vest date.
(21)	1/48th of the shares subject to this option vest monthly after the vesting commencement date of January 1, 2023, subject to Dr. Heery’s continued status as a service provider through each vest date.
(22)	1/48th of the shares subject to this option vest monthly after the vesting commencement date of January 1, 2023, subject to Dr. Heery’s continued status as a service provider through each vest date.
(23)	1/3rd of these RSUs vest annually after the vesting commencement date of January 3, 2023, subject to Dr. Heery’s continued status as a service provider through each vest date.
(24)	1/48th of the shares subject to this option vest monthly after the vesting commencement date of January 1, 2024, subject to Dr. Heery’s continued status as a service provider through each vest date.
(25)	1/3rd of these RSUs vest annually after the vesting commencement date of January 2, 2024, subject to Dr. Heery’s continued status as a service provider through each vest date.
(26)	1/4th of these RSUs vest annually after the vesting commencement date of January 6, 2025, subject to Dr. Heery’s continued status as a service provider through each vest date.
(27)
This column represents the fair market value of the shares of our common stock as of December 31, 2025 subject to the applicable award. The market value has been calculated based on an estimated per-share
common stock value of $65.20 per share as of December 31, 2025.

(28)
This column represents the fair market value of the shares of our common stock as of December 31, 2025 subject to the applicable award that would have vested based on actual levels of achievement pertaining to such award for fiscal year 2025. The market value has been calculated based on an estimated per-share
common stock value of $65.20 per share as of December 31, 2025, and assumes that 100% of the shares subject to the applicable award would vest. For additional information regarding these awards, see the section below titled “Employment Arrangements—Rami Elghandour”.

Option Exercises and Stock Vested in 2025
The following table presents information regarding the options exercised by each of our named executive o ffi
cers during fiscal year 2025.

	Option Awards(1)		Stock Awards(2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of shares acquired on vesting (#)	Value Realized on Vesting ($)
Rami Elghandour	—	—	1,194,438	84,318,569
Michelle Gilson	—	—	58,263	4,261,418
Christopher Heery	—	—	52,096	3,770,497

(1)	The aggregate value realized is calculated by determining the difference between the market price of the underlying securities at exercise and the exercise of the options.
(2)	The aggregate value realized is calculated by multiplying the number of units by the market value of the underlying shares on the vesting date.
2022 Equity Incentive Plan
Our 2022 Plan provides that in the event of a merger or change in control, as defined under our 2022 Plan, each outstanding award will be treated as the administrator determines. The administrator will not be required to treat all awards or portions thereof the vested and unvested portions of an award, or all participants similarly.
In the event that a successor corporation or its parent or subsidiary does not continue an outstanding award, then such award will fully vest, all restrictions on such award will lapse, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels, and such award wil
l become fully exercisable, if applicable, for a specified period prior to the transaction, unless specifically provided for otherwise under the applicable award agreement or other written agreement with the participant. The award will then terminate upon the expiration of the specified period of time. If an option or stock appreciation right is not continued, the administrator will notify the participant in writing or electronically that such option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the option or stock appreciation right will terminate upon the expiration of such period.
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
2017 Equity Incentive Plan
Our 2017 Plan provides that in the event of our merger with or into another corporation or entity or a “change in control” (as defined in our 2017 Plan), each outstanding award will be treated as the administrator determines. The administrator will not be obligated to treat all awards, all awards a participant holds, or all awards of the same type similarly.
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
Compensation Policies and Practices as Related to Risk Management
The compensation committee and our management do not believe that the company maintains compensation policies or practices that are reasonably likely to have a material adverse effect on the company. Our employees’ base salaries are fixed in amount, and thus, we do not believe that they encourage excessive risk-taking. A significant portion of the compensation provided to our employees is in the form of long-term equity-based incentives that we believe are important to help align our employees’ interests with those of our stockholders. We do not believe that these equity-based incentives encourage unnecessary or excessive risk-taking because their ultimate value is tied to our stock price.
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
retirement plan,
pre-tax
contributions to the 401(k) plan and earnings on those
pre-tax
contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. We make matching contributions of up to 4% (increased to 6% on January 1, 2026) of eligible compensation, contributed by eligible participating employees.

Limitation of Liability and Indemnification
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers and may indemnify our employees and other agents to the fullest extent permitted by Delaware law. Delaware law prohibits our amended and restated certificate of incorporation from limiting the liability of our directors for the following:

•	Any breach of the director’s duty of loyalty to us or to our stockholders;

•	Acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	Unlawful payment of dividends or unlawful stock repurchases or redemptions; and

•	Any transaction from which the director derived an improper personal benefit.
Similarly, our officers who, at the time of an act or omission as to which liability is asserted, consented to or are deemed to have consented to certain service of process rules under Delaware law will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as officers, except for liability in connection with:

•	any breach of their duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	any transaction from which they derived an improper personal benefit; or

•	any action by or in the right of the corporation.
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
In addition to the indemnification required in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered, and intend to continue to enter, into an indemnification agreement with each member of our board of directors and each of our officers. These agreements provide for the indemnification of our directors and officers for certain expenses and liabilities incurred in connection with any action, suit, proceeding or alternative dispute resolution mechanism or hearing, inquiry or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent or fiduciary of our company, or any of our subsidiaries, by reason of any action or inaction by them while serving as an officer, director, agent or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent or fiduciary of another entity. In the case of an action or proceeding by or in the right of our company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons such as directors and officers.
The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. Moreover, a stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.
CEO Pay Ratio
Under SEC rules, we are required to calculate and disclose the ratio of our median employee’s annual total compensation to the annual total compensation of our Chief Executive Officer. For the fiscal year ended December 31, 2025, the total compensation for our Chief Executive Officer was $18,183,311 as reported in the Summary Compensation Table, whereas the total compensation for our median employee was $300,477 resulting in a pay ratio of approximately 60.5 to 1.
We identified median employee by use of a “consistently applied compensation measure” (CACM) that closely approximates the annual target total direct compensation of our employees. Specifically, we identified the median employee by aggregating, for each employee (other than our CEO) as of December 31, 2025: (i) annual base pay, (ii) annual target cash incentive opportunity, and (iii) the grant date fair value for equity awards granted in 2025. After applying our CACM methodology, we identified the median employee. Once the median employee was identified, we calculated the median employee’s annual total compensation in accordance with the requirements of the Summary Compensation Table.
The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Neither the compensation committee nor management uses the CEO Pay Ratio measure in making compensation decisions.
Policies and Practices for Granting Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
Our board of directors and compensation committee do not take material nonpublic information into account when determining the timing and terms of any stock option grant. The timing of any stock option grants to recipients in connection with new hires, promotions, or other non-routine
grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
No stock options were issued to executive officers in 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public
information and ending one business day after the filing or furnishing of such report with the SEC.
REPORT OF THE COMPENSATION COMMITTEE
The compensation committee of the board of directors of Arcellx, Inc. has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form
10-K
for our fiscal year ended December 31, 2025.

The compensation committee of the board of directors:
Jill Carroll (Chairperson)
Kavita Patel
David Lubner
This report of the compensation committee is re
quir
ed by the SEC and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and this report and the information contained therein will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act or be subject to Regulation 14A or Regulation 14C (other than as provided in Item 407 of Regulation
S-K)
or to the liabilities of Section 18 of the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the beneficial ownership of our common stock as of March 1, 2026 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated, to our knowledge, the persons or entities identified in the table have sole voting power and sole investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.
We have based our calculation of the percentage of beneficial ownership on 58,506,348 shares of our common stock outstanding as of March 1, 2026. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 1, 2026, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each person or entity listed in the tab
le is c/o Arcellx, Inc., 800 Bridge Parkway, Redwood City, CA 94065.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Greater than 5% Stockholders:
Gilead Sciences, Inc. (1)	6,720,803	11.49%
Paradigm BioCapital Advisors LP (2)	5,724,016	9.78%
The Vanguard Group, Inc. (3)	3,728,129	6.37%
Entities affiliated with New Enterprise Associates (4)	3,045,262	5.21%

Named Executive Officers and Directors:
Rami Elghandour, M.B.A. (5)	3,848,855	6.24%
Michelle Gilson (6)	247,233	*
Christopher Heery, M.D. (7)	338,920	*
David Lubner, M.S. (8)	207,492	*
Kavita Patel, M.D. (9)	67,060	*
Olivia Ware, M.B.A. (10)	56,276	*
Ali Behbahani, M.D., M.B.A. (11)	24,101	*
Jill Carroll, M.S. (12)	19,470	*
Andrew Galligan (13)	5,000	*
Kristin Myers	—	*
All directors and executive officers as a group (10 persons) (14)	4,814,407	7.89%

38

*	Represents less than 1%.
(1)

Consists of 6,720,803 shares of common stock held by Gilead Sciences, Inc. (Gilead). Gilead has the sole power to vote and dispose these shares, and no person or entity is deemed to have any beneficial ownership or reportable pecuniary interest in the shares held by Gilead. The address for Gilead is 333 Lakeside Drive, Foster City, California 94404.

(2)

Consists of 5,724,016 shares of common stock held by Paradigm BioCapital Advisors LP (Paradigm). Paradigm has the sole power to vote and dispose these shares, and no person or entity is deemed to have any beneficial ownership or reportable pecuniary interest in the shares held by Paradigm. The address for Paradigm is 767 Third Avenue, 17th Floor, New York, NY 10017.

(3)

Consists of 3,728,129 shares of common stock held by Vanguard Group, Inc. Vanguard Group, Inc. has the sole power to vote and dispose these shares, and no person or entity is deemed to have any beneficial ownership or reportable pecuniary interest in the shares held by Vanguard Group, Inc. The address for Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, PA 19355.

(4)

Consists of 3,045,262 shares of common stock held by New Enterprise Associates 15, L.P. (NEA 15 LP). NEA Partners 15, L.P. (NEA Partners 15) is the sole general partner of NEA 15 LP. NEA 15 GP, LLC (NEA 15 GP) is the sole general partner of NEA Partners 15. Forest Baskett, Anthony A. Florence, Jr., Mohamad Makhzoumi, Scott D. Sandell and Peter Sonsini are the managers of NEA 15 GP. The address for these entities is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093. Dr. Behbahani is a General Partner at New Enterprise Associates, Inc. and a member of our board of directors, and has no voting or dispositive power with respect to any of the above referenced shares and disclaims beneficial ownership of such shares except to the extent of his respective pecuniary interest therein. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their pecuniary interest therein.

(5)

Consists of (i) 3,156,304 shares of common stock issuable pursuant to options held directly by Mr. Elghandour exercisable within 60 days of March 1, 2026, (ii) 276,051 shares of common stock held directly by Mr. Elghandour, and (iii) 416,500 shares of common stock held indirectly by Mr. Elghandour.

(6)

Consists of (i) 213,295 shares of common stock issuable pursuant to options held directly by Ms. Gilson exercisable within 60 days of March 1, 2026 and (ii) 33,938 shares of common stock held directly by Ms. Gilson.

(7)

Consists of (i) 315,171 shares of common stock issuable pursuant to options held directly by Dr. Heery exercisable within 60 days of March 1, 2026 and (ii) 23,749 shares of common stock held directly by Dr. Heery.

(8)

Consists of (i) 185,833 shares of common stock issuable pursuant to options held directly by Mr. Lubner exercisable within 60 days of March 1, 2026 and (ii) 21,659 shares of common stock held directly by Mr. Lubner.

(9)	Consists of 67,060 shares of common stock issuable pursuant to options held directly by Dr. Patel exercisable within 60 days of March 1, 2026.
(10)	Consists of 56,276 shares of common stock issuable pursuant to an option held directly by Ms. Ware exercisable within 60 days of March 1, 2026.
(11)

Consists of (i) 19,470 shares of common stock issuable pursuant to an option held directly by Dr. Behbahani exercisable within 60 days of March 1, 2026, (ii) 1,925 shares of common stock held directly by Dr. Behbahani, and (iii) 2,706 shares of common stock held indirectly by a trust in which Dr. Behbahani is the trustee.

(12)	Consists of 19,470 shares of common stock issuable pursuant to an option held directly by Ms. Carroll exercisable within 60 days of March 1, 2026.
(13)	Consists of 5,000 shares of common stock held directly by Mr. Galligan.
(14)

Consists of 4,814,407 shares of common stock beneficially owned by our current directors and executive officers, of which (i) 781,528 are shares of common stock and (ii) 4,032,879 are shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2026.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1) (2)	6,773,071	$20.24	12,412,610
Equity compensation plans not approved by security holders	—	—	—
Total	6,773,071	$20.24	12,412,610

(1)

The 2022 Plan contains an “evergreen provision” which provides that the number of shares available for issuance under the 2022 Plan will be increased on the first day of each fiscal year beginning with the 2023 fiscal year, in an amount equal to the least of (i) 4,296,875 shares, (ii) five percent (5%) of the total number of shares of all classes of common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a lesser number of shares determined by the administrator of the 2022 Plan. On January 1, 2026, 2,895,867 shares were added to the 2022 Plan.

(2)

The 2022 Employee Stock Purchase Plan (the 2022 ESPP), contains an “evergreen provision” which provides that the number of shares available for issuance under the 2022 ESPP will be increased on the first day of each fiscal year beginning with the fiscal year following the fiscal year in which the first enrollment date occurs in an amount equal to the least of (i) 312,500 shares, (ii) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (iii) such other amount as the administrator may determine. On January 1, 2026, 312,500 shares were added to the 2022 ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, the following is a description of each transaction since January 1, 2025 and each currently proposed transaction in which:

•	We have been or are to be a participant;

•	The amount involved exceeded or exceeds $120,000; and

•

Any of our directors, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our amended and restated certificate of incorporation and bylaws. The indemnification agreements and our amended restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law. See the section titled “Executive Compensation—Limitation of Liability and Indemnification” for additional information.

Relationship and transactions with Gilead and Kite

We are parties to the following agreements with Kite Pharma, Inc., a Gilead Company (Kite) and Gilead Sciences, Inc. (Gilead), a beneficial holder of more than 5% of our capital stock:

•

Collaboration and License Agreement entered into on December 9, 2022, between us and Kite and as amended in November 2023, pursuant to which we received upfront cash payments of $225 million in February 2023 and $85 million in November 2023. During the year ended December 31, 2024, we achieved a clinical milestone for anito-cel and received $68.3 million from Kite relating to enrollment in the iMMagine-1 trial. Arcellx will be eligible to receive up to approximately $3.9 billion in clinical, regulatory, and commercial milestone payments, as further described under the section titled “Licenses and Collaborations” of our Original Report.

•

Amended and Restated Standstill and Stock Restriction Agreement entered into on November 15, 2023, between us and Gilead, which amended and restated in its entirety the Standstill and Stock Restriction Agreement entered into on December 8, 2022, between us and Gilead, pursuant to which Gilead agreed to certain transfer and standstill restrictions. In addition, Gilead is entitled to certain registration rights with respect to the shares held by Gilead following the termination of the transfer restrictions; following the termination of such transfer restrictions, Gilead can request that we file a registration statement to register the offer and sale of their shares. These demand registration rights are subject to specified conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances. If we determine that it would be materially detrimental to us and our stockholders to effect such a demand registration, we have the right to defer such registration, not more than once in any twelve-month period, for a period of up to 60 days. We will pay all expenses relating to any such registration, subject to specified limitations, and Gilead’s registration rights will terminate upon the date when Gilead can sell all of its registrable securities without restriction pursuant to Rule 144 promulgated under the Securities Act.

•

Agreement and Plan of Merger (Merger Agreement) entered into on February 22, 2026, among us, Gilead and Ravens Sub, Inc., a wholly owned subsidiary of Gilead (Purchaser). The Merger Agreement provides for the acquisition of the Company by Gilead in a two-step transaction, consisting of a tender offer (the Offer) followed by a subsequent merger of Purchaser with and into the Company (the Merger and together with the Offer and the other transactions contemplated by the Merger Agreement, the Transactions), with the Company continuing as the surviving corporation. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser commenced a tender offer on March 6, 2026, to acquire all of our issued and outstanding shares of common stock, par value $0.001 per share (the Shares), other than any Shares owned immediately prior to the effective time of the Merger by the Company (including shares held in our treasury) and any Shares owned both as of the date of the commencement of the Offer and immediately prior to the effective time of the Merger by Gilead, Purchaser or any other direct or indirect wholly owned subsidiary of Gilead, for (x) $115.00 per Share (the Closing Amount), net to the seller in cash, without interest and subject to any required withholding of taxes, and (y) one contractual contingent value right (a CVR), which will represent the right to receive one contingent payment of $5.00 per CVR, in cash, without interest and subject to any required withholding of taxes, payable upon the achievement of a specified milestone in accordance with the terms and subject to the conditions of a contingent value rights agreement (the CVR Agreement), to be entered into with a rights agent selected by Gilead and reasonably acceptable to us (the Rights Agent) (the Closing Amount plus one (1) CVR together, the Offer Price). The Offer will initially remain open for a minimum of 20 business days from the date of commencement of the Offer, subject to possible extension pursuant to the terms of the Merger Agreement. See the section titled “Pending Acquisition by Gilead” in the Original Report for a further description of the Merger Agreement and related transactions.

Related Person Transaction Policy

Our audit committee has the primary responsibility for reviewing and approving or disapproving any “related person transaction,” which means any transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) or any proposed transaction, arrangement, or relationship, between us and any related person in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which such related person has, had or will have a direct or indirect material interest, as contemplated by Item 404(a) of Regulation S-K. The charter of our audit committee provides that our audit committee shall review, approve and monitor related person transactions.

Our board of directors has adopted a formal written policy providing that we are not permitted to enter into any related person transaction without the consent of our audit committee, or under certain circumstances the chair of the audit committee. In approving or rejecting any such transaction, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by PricewaterhouseCoopers LLP and Ernst & Young LLP for our fiscal years ended December 31, 2025 and 2024. PricewaterhouseCoopers LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024. Ernst & Young LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2023.

	2025	2024
Audit Fees(1)	$1,999,000	$1,564,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	165,000	134,671
All Other Fees(4)	2,000	2,000

Total Fees	$2,166,000	$1,700,671

(1)

“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our financial statements, reviews of our quarterly financial statements, registration statement filings and consents, comfort letters and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	We did not incur “Audit-Related Fees” for our fiscal years ended December 31, 2025 and 2024.
(3)	“Tax Fees” consist of professional services rendered for tax compliance and studies of our research and development tax credits for our fiscal year ended December 31, 2025 and 2024.
(4)

“All Other Fees” consist of the annual subscription to PricewaterhouseCoopers LLP’s accounting research and disclosure checklist tools, for our fiscal year ended December 31, 2025 and 2024, respectively.

Auditor Independence

In 2025, there were no other professional services provided by PricewaterhouseCoopers LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of PricewaterhouseCoopers LLP.

Change of Independent Registered Public Accounting Firm

As previously reported, the audit committee recommended that the board of directors approve the engagement of PricewaterhouseCoopers LLP to serve as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2024, subject to PricewaterhouseCoopers LLP’s customary client acceptance procedures and the execution of an engagement letter. The board of directors approved the audit committee’s recommendation on March 8, 2024.

The audit report of Ernst & Young LLP on the company’s consolidated financial statements as of and for the year ended December 31, 2023, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the company’s fiscal year ended December 31, 2023, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

During the fiscal year ended December 31, 2023, neither the company nor anyone on the company’s behalf consulted PricewaterhouseCoopers LLP regarding any of the matters referred to in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to preapprove all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All services provided by PricewaterhouseCoopers LLP and Ernst & Young LLP for our fiscal years ended December 31, 2025 and 2024 were preapproved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Amendment:

a)	Financial Statements. No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original Report.

b)

Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto included in the Index to Financial Statements included in the Original Report.

c)	Exhibits. The exhibits required to be filed as part of this Amendment are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Index

Exhibit	Description of Document	Filed Herewith	Incorporated by Reference	Form	Exhibit Number	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCELLX, INC.

Date: April 24, 2026	By:	/s/Rami Elghandour
Rami Elghandour
Chief Executive Officer and Chairman